Form 10-K
period 1996-12-31
WFS FINANCIAL 1997-A OWNERS TRUST
filed 1997-03-24
CIK 1003842

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 33-93068

                               WFS FINANCIAL INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  CALIFORNIA                                    33-0291646
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        23 PASTEUR, IRVINE, CALIFORNIA                          92618-3816
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 727-1000

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
          Common Stock, no par value                        ON WHICH REGISTERED
                                                          Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

                   COMMON STOCK, NO PAR VALUE -- $64,464,698

     The number of shares outstanding of the issuer's class of common stock as of February 28, 1997:

                    COMMON STOCK, NO PAR VALUE -- 25,684,168

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held April 28, 1997, are incorporated by reference into Part III.

================================================================================

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.      Business.................................................................      3
Item 2.      Properties...............................................................     16
Item 3.      Legal Proceedings........................................................     17
Item 4.      Submission of Matters to a Vote of Security Holders......................     17

                                           PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....     17
Item 6.      Selected Financial Data..................................................     17
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................     19
Item 8.      Financial Statements and Supplementary Data..............................     26
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     26

                                           PART III
Item 10.     Directors and Executive Officers of the Registrant.......................     27
Item 11.     Executive Compensation...................................................     27
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........     27
Item 13.     Certain Relationships and Related Transactions...........................     27

                                           PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     27

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     WFS Financial Inc, a California corporation ("WFS" or the "Company"), originates and purchases fixed rate consumer auto loans ("contracts") from over 9,300 new and used car dealers ("Dealers"). On a regular basis, WFS securitizes its contracts through underwritten public sales of AAA/Aaa rated securities and retains the right to service those contracts. Since 1992, WFS has undertaken a geographic expansion plan growing from 34 offices serving California and one other state to 136 offices serving a total of 31 states at December 31, 1996. As a result, WFS has increased its volume of contracts purchased from $632 million in 1992 to $2.1 billion in 1996, representing a 35% compounded annual growth rate. WFS serviced a total of $3.0 billion, $2.2 billion and $1.6 billion at December 31, 1996, 1995 and 1994, respectively.

     The following table shows a rollforward of contract activity for 1996, 1995 and 1994.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                   1996             1995             1994
                                              --------------   --------------   --------------
    Beginning Balance.......................  $  316,430,020   $  425,957,378   $  224,372,914
    Originations............................   2,121,689,461    1,527,648,718    1,177,031,272
    Sales...................................   2,090,000,000    1,480,000,000      842,000,000
    Principal reductions(1).................     114,171,717      157,176,076      133,446,808
                                              --------------   --------------   --------------
              Ending Balance................  $  233,947,764   $  316,430,020   $  425,957,378
                                              ==============   ==============   ==============

---------------

(1) Includes scheduled payments, prepayments and chargeoffs.

     The auto finance industry, which WFS estimates exceeded $410 billion in 1996, is the second largest consumer finance market in the United States. The Company's contract purchase and securitization activities have made it one of the largest sellers, in aggregate dollar amount, of auto receivable backed securities in the United States after the captive auto finance companies, Chrysler Credit Corporation ("Chrysler Credit"), General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit Company ("Ford Credit"). Although WFS believes that these companies account for up to 25% of the auto finance market, the balance of the market is highly fragmented among the captive auto finance companies of automobile manufacturers, banks, credit unions, savings associations and independent auto finance companies.

     WFS has two divisions, the Dealer Center Division and the Branch Division, to compete in the prime and non-prime segments of the auto finance industry ("prime credit quality spectrum"). The Dealer Center Division, which provides auto financing for the upper tier of the prime credit quality spectrum or the "prime" segment, operated through 17 dealer centers located primarily in larger metropolitan areas, and accounted for approximately 55% of total contracts purchased in 1996. The Dealer Center Division purchases its contracts almost exclusively from franchised new car Dealers, with contracts for new and used cars representing approximately 29% and 71%, respectively, of its total contract purchases in 1996.

     The Branch Division, which provides auto financing for the lower tier of the prime credit quality spectrum or the "non-prime" segment, operated through 119 branch offices located in smaller cities or suburbs of larger metropolitan cities, and accounted for the remaining 45% of total contracts purchased in 1996. The Branch Division purchased 61% of its contracts from franchised new car Dealers, 33% from independent used car Dealers and originated 6% directly from consumers during 1996. During that same period, contracts for new and used autos represented 11% and 89%, respectively, of the Branch Division's volume of contracts purchased. References herein to "purchase" and "contracts" refers to both the purchase of contracts by WFS from new and used car Dealers and the origination of auto loans directly from consumers.

     The following table presents a summary of the Company's production volumes.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                   1996             1995             1994
                                              --------------   --------------   --------------
    New autos...............................  $  441,529,072   $  367,638,010   $  354,787,195
    Used autos..............................   1,680,160,389    1,160,010,708      822,244,077
                                              --------------   --------------   --------------
              Total volume..................  $2,121,689,461   $1,527,648,718   $1,177,031,272
                                              ==============   ==============   ==============

    Dealer Center Division contract
      purchases.............................  $1,171,277,265   $  936,428,532   $  848,485,947
    Branch Division contract purchases......     950,412,196      591,220,186      328,545,325
                                              --------------   --------------   --------------
              Total volume..................  $2,121,689,461   $1,527,648,718   $1,177,031,272
                                              ==============   ==============   ==============

     As reflected in the table above, the mix of new and used cars financed by WFS has changed over the past three years. While WFS has had similar credit loss experience with respect to new and used auto contracts, used auto contracts typically provide for higher yields than new auto contracts. As part of WFS' overall strategy to reach a 50%-50% product mix by division, the percentage of contracts purchased by the Branch Division versus the Dealer Center Division has increased to 45%-55% in 1996 compared with 28%-72% in 1994. This shift in product mix to higher yielding contracts is providing WFS with higher returns and higher default rates.

THE HISTORY OF WFS

     Westcorp, the ultimate parent of WFS, was formed in 1974 as the holding company for Western Thrift & Loan Association ("Western Thrift"), a California licensed thrift and loan association founded in 1972. Western Thrift was involved in auto finance activities from its incorporation until its merger with Western Financial Bank, F.S.B. ("the Bank") in 1982, at which time the auto finance activities of Western Thrift were continued by the Bank. In 1988, Westcorp Financial Services, Inc. ("Westcorp Financial") was incorporated as a wholly-owned consumer finance subsidiary of the Bank to provide auto finance services to a market not serviced by the Bank's auto finance division ("Dealer Center Division").

     On May 1, 1995, the Bank transferred its Dealer Center Division to Westcorp Financial and changed the name of Westcorp Financial to WFS Financial Inc. The preexisting business activities of Westcorp Financial became the Branch Division of WFS upon the acquisition of the Dealer Center Division from the Bank. In connection with that acquisition, the Bank transferred to WFS, among other assets, the entire Dealer Center Division, including the contracts held on balance sheet and all interests of the Bank in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc. ("WFAL") and WFS Financial Auto Loans 2, Inc. ("WFAL2"), the securitization entities of the Bank, thereby making these companies subsidiaries of WFS.

BUSINESS STRATEGIES

     WFS pursues its business objective of maximizing earnings through the profitable purchase, securitization and servicing of contracts using five strategies: (i) employ a dual market approach through its Dealer Center Division and Branch Division, (ii) develop strong relationships with its network of over 9,300 Dealers, (iii) expand geographically, (iv) maintain solid asset quality, and (v) hedge and securitize all contracts purchased.

  Dual Market Approach

     The Company operates its business through two divisions, the Dealer Center Division and the Branch Division. This maximizes WFS' ability to purchase contracts and form pools of contracts falling within the full spectrum of the prime credit quality contract market. WFS segregates the market by credit quality and tailors the operations of its divisions to best serve Dealers while maximizing its ability to collect such contracts from obligors.

     The obligors of the contracts purchased by the Dealer Center Division are generally characterized by strong credit profiles. As these contracts require less intensive underwriting and collection procedures, the Dealer Center Division focuses on purchasing large volumes of contracts secured by new and late model used automobiles through regionalized underwriting and collection operation centers.

     By contrast, the Branch Division focuses its activities on purchasing contracts of obligors who generally have certain adverse credit histories relative to the Dealer Center Division's obligors. Therefore, these contracts require a more intensive credit underwriting and collection process. In order to best serve this segment of the market while attempting to minimize delinquencies and losses, WFS uses a decentralized approach and purchases fewer contracts through each branch office compared with each dealer center.

  Relationship with Dealers

     WFS and its predecessors have provided a consistent source of auto financing since 1972 and is dedicated to continuing to provide a stable source of financing to its growing network of over 9,300 Dealers. While other lenders have retreated from time to time, WFS has consistently and continuously expanded its operations in the auto finance market. As a result, WFS can readily identify the needs of its Dealers and design programs which meet those needs without sacrificing the integrity of the Company's credit underwriting standards. Such programs may include extended payment terms, over-advances or lower down payment requirements.

     In order to react to changes in its markets and to more effectively serve its Dealers, WFS emphasizes the need for its personnel to have frequent and substantial personal interaction with the Dealers within their markets. Managers seek to foster a close working relationship by providing personal attention and quickly responding to potential problems. As a result, WFS has a greater ability to review and purchase those contracts which are consistent with its underwriting standards. In addition, due to the combination within WFS of both the Dealer Center Division and the Branch Division, the relationship of one division with a Dealer provides enhanced access to that Dealer by the other division.

     Dealer centers are strategically located, frequently in or near large auto malls, to permit the sales managers to readily service the Dealers located in its marketing area. While the Branch Division follows the same general approach to dealer relationships as the Dealer Center Division, its branch offices are generally located in the smaller cities or suburbs where its target Dealers are located.

     Substantially all contracts are purchased without recourse to the Dealer. WFS pays an upfront dealer participation to the originating Dealer for each contract purchased. In the case of contracts secured by new autos, the original amount of the contract generally does not exceed the sum of the Dealer's cost, taxes, license fees, service warranty cost and, if applicable, premium for credit life or credit disability insurance, and in some cases, miscellaneous costs. Any additional costs are considered over-advances which may be made under certain circumstances to assist a Dealer in selling an auto by permitting a lower down payment, and in some circumstances no down payment, based on the creditworthiness of the applicant. Over-advances are included as a part of the contract balance and are subject to various limitations depending on the creditworthiness of the applicant. For used autos, the original contract does not exceed the wholesale value of the auto plus the related expenses and over-advances.

     While the branch offices and many of the dealer centers also enter into contracts directly with consumers, those contracts are not currently a primary focus of the business of either division. Direct contracts accounted for 5% of total 1996 contract purchases. The characteristics of such contracts and the underwriting standards applied by both divisions are consistent with those of the contracts purchased from Dealers.

  Geographic Expansion

     WFS had an aggressive geographic expansion plan in 1996 and intends to continue to expand nationwide. WFS conducts extensive market research, including interviews with Dealers in a new area to determine their views as to the adequacy of existing auto finance sources and their receptiveness to a new entrant. The decision of whether to expand into a new area is made based upon the extent to which the Company believes the area is under served by existing auto finance companies and meets its economic and demographic profile. During

1996, WFS opened 3 dealer centers and 44 branch offices increasing its geographic coverage to 31 states. During 1997, the Company intends to open 3 additional dealer centers and 10 more branch offices, further increasing its geographic coverage to a total of 35 states. As of February 28, 1997 WFS has 139 offices servicing 32 states.

     The Dealer Center Division generally opens new dealer centers in those areas with high concentrations of new car Dealers and a large volume of auto sales, generally larger metropolitan locations. To insure maintenance of WFS' credit underwriting and collection procedures, the Dealer Center Division generally promotes an existing senior officer to be in charge of the new dealer center. That senior officer will then have primary responsibility to hire sales managers and credit officers who have existing dealer relationships in the local area.

     The Branch Division opens branches in areas which are located in smaller cities or in suburbs of metropolitan areas. Because of the importance of existing dealer relationships in these areas, the Branch Division generally hires personnel with significant and long standing ties to the local area into which WFS is seeking to expand. Once hired by WFS, that individual works closely with the senior officers of WFS to learn the Company's philosophy, underwriting standards and methods of operation. That individual will then have primary responsibility to hire the branch managers for the branch offices to be opened within the area.

     The following table reflects the growth in the volume, by the states in which WFS purchases contracts, in terms of the total dollar amount and percentage.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1996                            1995                            1994
                                    -----------------------------   -----------------------------   -----------------------------
                  NO. OF    YEAR                         % OF                            % OF                            % OF
     STATE       OFFICES    BEGUN      DOLLARS       ORIGINATION       DOLLARS       ORIGINATION       DOLLARS       ORIGINATIONS
---------------  --------   -----   --------------   ------------   --------------   ------------   --------------   ------------
California.....      41     1972    $1,098,366,673        51.6%     $1,042,259,179        68.4%     $  996,447,361        84.6%
Oregon.........       5     1992       113,651,209         5.4%        101,445,079         6.7%         55,127,069         4.7%
Arizona........       4     1993       126,699,247         6.0%         57,214,841         3.7%         22,774,065         1.9%
Nevada.........       3     1993       112,123,835         5.3%         91,925,215         6.0%         54,862,049         4.7%
Texas..........      18     1994       210,236,974         9.9%        138,181,906         9.0%         45,416,519         3.9%
Washington.....       4     1994        84,408,704         4.0%         30,303,647         2.0%          1,065,183         0.1%
New Mexico.....       1     1994        33,543,153         1.6%          9,659,328         0.6%          1,339,026         0.1%
Idaho..........       1     1994        23,308,255         1.1%          4,591,354         0.3%
Colorado.......       4     1995        54,301,970         2.6%         22,495,510         1.5%
Missouri.......       4     1995        47,963,817         2.3%         12,642,629         0.8%
Florida........       6     1995        35,594,134         1.7%          3,502,852         0.2%
North
  Carolina.....       3     1995        22,180,053         1.0%            743,134         0.0%
Oklahoma.......       2     1995        19,121,674         0.9%          1,148,034         0.1%
Utah...........       2     1995        18,984,999         0.9%          6,575,618         0.4%
Georgia........       2     1995        15,689,816         0.7%          3,426,504         0.2%
Kansas.........       1     1995        11,874,261         0.6%          1,533,888         0.1%
Illinois.......       6     1996        25,597,199         1.2%
Tennessee......       4     1996        14,769,088         0.7%
Ohio...........       6     1996        11,650,553         0.5%
Indiana........       3     1996         9,879,365         0.5%
Virginia.......       3     1996         7,567,468         0.4%
Ten Other
  States.......      13     1996        24,177,014         1.1%
                    ---             --------------       -----      --------------       -----      --------------       -----
       Total...     136             $2,121,689,461       100.0%     $1,527,648,718       100.0%     $1,177,031,272       100.0%
                    ===             ==============       =====      ==============       =====      ==============       =====

  Maintain Solid Asset Quality

     Consistent and Expeditious Underwriting -- WFS services the full spectrum of prime credit quality contracts by offering competitive rates commensurate with the risks inherent in its obligors' ability to make payments under their contracts. WFS personnel are trained to obtain, examine and verify all relevant underwriting information quickly in order to make timely credit decisions. The Dealer Center Division generally makes such decisions within two hours of receipt of a loan application. In the Branch Division where the front-end application processing system has been implemented, such decisions may also be made within two hours of receipt of application otherwise, decisions are made within one day.

     The applications for contracts received by both divisions of WFS share certain general characteristics. Neither division has minimum or maximum maturity requirements; however, contracts with terms to maturity of less than three or more than seven years have seldom been purchased due to low customer demand. The Company relies on the judgment of its trained credit specialists who evaluate the applicant's credit and stability, including income, employment and housing, in the context of the Company's well established and time tested underwriting guidelines. The Company's credit specialists are closely monitored by management and internal quality control professionals to insure adherence to the Company's underwriting guidelines. Neither division of WFS currently employs a rigid credit scoring system to determine whether an application should be approved. During 1997, however, WFS plans on implementing a credit scoring system to be used as an additional tool in conjunction with the underwriting process of its credit specialists. The goal of both divisions in underwriting contracts is to correctly determine whether an applicant has the ability and intention to perform on his or her obligations under the contract.

     In the Dealer Center Division, the formal underwriting process begins when an application is received. The application and credit history are reviewed by the credit officer for approval or denial. If the contract amount exceeds the credit officer's approval authority, a senior vice president with the requisite credit approval authority then reviews the application. When an application is approved, the submitting Dealer is notified. Upon the customer's acceptance of WFS' approval, the Dealer Center Division purchases the contract.

     Underwriting for Branch Division contracts also begins upon receipt of an application. Due to the credit history of the typical Branch Division applicant, the branch manager frequently speaks with the applicant to verify information or to seek clarification of information learned during the review of the applicant's credit history. Often, items in a credit history which may seem significant to a captive auto finance company or a bank will not, upon investigation, preclude the applicant from possessing the requisite ability and intent to perform his or her obligations. If a contract application or its terms exceeds the branch manager's approval authority, the application is further reviewed by a regional vice president or in some circumstances by a senior vice president. When an application is approved, the submitting Dealer is notified. Upon verification of information on the application and customer's acceptance, the Branch Division purchases the contract.

     A large percentage of all contracts purchased, including all contracts purchased in new locations, are reviewed and quality graded by WFS' quality control department to insure adherence to established guidelines and compliance with proper documentation requirements.

     Automation and Centralization -- WFS is developing two regional servicing centers located in California and Texas. As part of these centers, WFS is expanding the use of technology in connection with its application processing activities. Applications for both divisions will be faxed to the relevant processing center where the system will collect credit data on applicants and other information used in the underwriting process. The front-end application processing system will arrange that information for review and analysis by either a Dealer Center Division credit officer or a Branch Division branch manager or assistant branch manager to whom the information will be automatically queued. The credit officer or branch manager will review the application based upon the Company's established underwriting criteria. WFS believes that this front-end application processing system will further increase its efficiency in processing and approving applications at a lower cost.

     WFS has centralized customer service activities at these processing centers as well, particularly with respect to providing responses to routine account inquiries, pay-off information inquiries and title information processing. The Company began to implement these new systems during 1996 and will continue through 1997. As a result of the combination of the Dealer Center Division and the Branch Division into WFS, other administrative functions will be centralized and combined as defined in the following section. The Company continuously evaluates its operations and centralizes those activities which will result in greater efficiencies or overall reduced costs of operation without adversely affecting the quality or quantity of contracts purchased throughout the Company or the financial performance of the Company.

     Delinquency, Collection, Repossession, and Asset Recovery Activities -- WFS services all of the contracts it purchases, both those held by the Company and those sold in securitization transactions. The servicing process includes the routine collection and allocation of payments to WFS or to the appropriate securitization transaction into which the contract has been sold. During 1996, WFS substantially increased its servicing and collections staff in response to the increased number of contracts serviced from the non-prime credit quality market and the overall increase in the servicing portfolio from expansion.

     WFS has developed procedures for the early identification and cure of delinquent contracts. A reminder notice is sent to all obligors ten days before the payment is due. On the fifth day of delinquency, WFS sends a late notice, which includes the potential late charge to be assessed if payment is not received before the tenth day of delinquency. The Branch Division begins its collection process during the underwriting phase when it interviews most obligors before purchasing their contracts in an attempt to personalize the relationship with the obligor. The collection activities of the Branch Division are primarily conducted by collectors and the branch manager of each of the Branch Division's offices.

     During the early stages of delinquency, WFS utilizes an automated telephone dialing system ("autodialer") to aid in the service and collection process. WFS substantially increased the capacity of its autodialers during 1996. WFS utilizes the auto dialer to initiate contact with delinquent obligors. The autodialer telephones delinquent obligor accounts. Once the call is answered, the auto dialer will immediately transfer the call to an available collector located at one of the two regional service centers and will automatically display the obligor's loan information on the collector's computer screen. If the collection effort during the first 21 days after a past due date does not result in a satisfactory resolution of the delinquent account, then the account is forwarded to a collection specialist located either in one of the six dealer centers at which collection centers are located or directly to the appropriate branch office for the Branch Division. In addition, if contact is not made with the customer within 48 hours of being on the autodialer, the account is automatically sent to a collection specialist for review.

     If satisfactory arrangements are not made or complied with as to the payments due, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with the applicable law. WFS uses independent contractors to perform repossessions. The automobile remains in the custody of WFS for 15 days (or longer if required by local law) to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, WFS writes down the vehicle to fair value. After the redemption period expires, WFS prepares the automobile for sale. WFS sells substantially all of its automobiles through wholesale auto auctions at the best price possible, subject to applicable law. WFS rarely provides the financing on repossessions sold. During 1996, WFS began its centralization of all its remarketing function into one remarketing department. Full integration of functions is expected to be completed during 1997. The remarketing department is responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs when necessary and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balances are then charged off. At December 31, 1996, the total amount of repossessed autos managed by WFS was $6.1 million or 0.20% of the total serviced portfolio compared with $2.4 million or 0.11% of the total serviced portfolio at December 31, 1995.

     After chargeoff, WFS will seek collection on deficiency balances through its centralized asset recovery center ("ARC") established during 1996. The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is believed to be remote, the account is assigned to a collection agency for final resolution. ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. The ARC also monitors payment plans on those obligors that have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts, then the ARC will seek a judgement for dismissal or discharge, or will seek to repossess the vehicle.

     The following tables reflect the delinquency, repossession and loss experience that WFS has achieved as a result of its collection efforts. It is the Company's policy to charge off all contracts once they become 120 days past due, including those that are in bankruptcy whether or not the automobile has been repossessed or sold by that date. WFS continues to accrue interest on a contract until it is charged off. At the time a contract is charged off, all accrued but unpaid interest which has been previously included as income is reversed by charging the allowance for credit losses. No assurance can be given that the future performance of the contracts purchased by the Company will be similar to the delinquency, repossessions and loss rates disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of WFS' portfolio of contracts serviced.

               DECEMBER 31, 1996      DECEMBER 31, 1995       DECEMBER 31, 1994       DECEMBER 31, 1993       DECEMBER 31, 1992
             ---------------------  ---------------------   ---------------------   ---------------------   ---------------------
             NUMBER OF              NUMBER OF               NUMBER OF               NUMBER OF               NUMBER OF
             CONTRACTS    AMOUNT    CONTRACTS    AMOUNT     CONTRACTS    AMOUNT     CONTRACTS    AMOUNT     CONTRACTS    AMOUNT
             ---------  ----------  ---------  ----------   ---------  ----------   ---------  ----------   ---------  ----------
                                                           (DOLLARS IN THOUSANDS)
Contracts
serviced(1)..341,486   $3,046,585    258,665   $2,209,594    201,957   $1,633,177    164,516   $1,233,732    148,467   $1,058,267
             =======   ==========    =======   ==========    =======   ==========    =======   ==========    =======   ==========
Period of
delinquency(2)
  31-59
   days...     4,511   $   38,173      2,180   $   18,557      1,136   $    8,510        818   $    5,239      1,112   $    7,311
  60-89
   days...     1,305       11,470        690        6,143        336        2,616        254        1,849        435        2,803
  90 days
    or
   more...       567        5,144        308        2,701        145          998        138          983        349        2,504
             -------   ----------    -------   ----------    -------   ----------    -------   ----------    -------   ----------
Total
 contracts
 delinquent... 6,383   $   54,787     3,178    $   27,401      1,617   $   12,124      1,210   $    8,071      1,896   $   12,618
             =======   ==========    =======   ==========    =======   ==========    =======   ==========    =======   ==========
Delinquencies
  as a
percentage
  of
  number
  and
  amount
  of
 contracts
  outstanding...1.87%        1.80%      1.23%        1.24%      0.80%        0.74%      0.74%        0.65%      1.28%        1.19%
             =======   ==========    =======   ==========    =======   ==========    =======   ==========    =======   ==========

---------------

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in WFS' portfolio of serviced contracts.

                                                  DECEMBER 31, 1996            DECEMBER 31, 1995
                                               ------------------------     ------------------------
                                               NUMBER OF                    NUMBER OF
                                               CONTRACTS       AMOUNT       CONTRACTS       AMOUNT
                                               ---------     ----------     ---------     ----------
                                                              (DOLLARS IN THOUSANDS)
Servicing portfolio (1)......................   341,486      $3,046,585      258,665      $2,209,594
                                                =======      ==========      =======      ==========
Repossessed assets...........................     1,133      $    6,135          462      $    2,356
                                                =======      ==========      =======      ==========
Repossessed assets as a percentage of number
  and amount of contracts outstanding........      0.33%           0.20%        0.18%           0.11%
                                                =======      ==========      =======      ==========

     Even though a contract may have been charged off, collection efforts continue, including obtaining a deficiency judgment, if necessary. The following table sets forth information with respect to actual loss experience of WFS' portfolio of contracts serviced and includes contract loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Contracts serviced at end of
  period.............................  $3,046,585   $2,209,594   $1,633,177   $1,233,732   $1,058,267
                                       ==========   ==========   ==========   ==========   ==========
Average serviced portfolio during the
  period.............................  $2,627,622   $1,886,359   $1,438,582   $1,132,538   $1,025,682
                                       ==========   ==========   ==========   ==========   ==========
Gross chargeoffs of contracts during
  the period.........................  $   86,464   $   48,999   $   27,620   $   24,612   $   20,950
Recoveries of contracts charged off
  in prior periods...................      25,946       18,715       11,927        7,308        3,226
                                       ----------   ----------   ----------   ----------   ----------
Net chargeoffs.......................  $   60,518   $   30,284   $   15,693   $   17,304   $   17,724
                                       ==========   ==========   ==========   ==========   ==========
Net chargeoffs as a percentage of
  average contracts outstanding
  during period......................        2.30%        1.61%        1.09%        1.53%        1.73%

  Hedging and Securitization

     The Company employs a hedging and securitization strategy to leverage its capital efficiently, lock in interest rate spreads and materially reduce its interest rate risk while also limiting its credit loss exposure on contracts sold. Securitization enables the Company to sell contracts on a regular basis, while continuing to receive servicing fees, and to use the proceeds from such sales to purchase additional contracts.

     Between December 1985 and December 1996, WFS sold, in 36 transactions, approximately $7.8 billion of contracts in publicly underwritten securitization transactions. The first issue was rated AA by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc. ("S&P") and Aa by Moody's Investor Service, Inc. ("Moody's") and all 35 issues since that time were rated AAA by S&P and Aaa by Moody's, their highest rating categories, as a result of the structure of the transactions and the quality of the contracts securitized or the credit enhancement provided by Financial Security Assurance Inc. ("FSA"). In all of its securitization transactions, WFS continues to service the contracts sold. Each transaction is independent of all others, with no cross-collateralization or cross-default provisions applicable. Each securitization transaction with a maturity date prior to the date hereof has been paid in full on or before its contractual final maturity date and no recourse has been made to FSA on any transaction.

     In 1990, WFS began to securitize its contracts using an off balance sheet structure which utilizes a separate grantor trust for each transaction. These securitizations are structured to be treated as sales without recourse, thereby removing the contracts sold from the balance sheet of WFS. WFS retains a residual interest in the excess interest which represents the excess amount of the underlying interest on the pool of contracts sold over the amount of interest payable on the securities and the amount of credit losses, administrative expenses and contractual servicing fees. WFS securitized $1.5 billion and $842 million of contracts using this structure during 1995 and 1994, respectively.

     In 1996, WFS began using an owner trust structure, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure are also treated as sales without recourse. WFS retains the servicing of the contracts sold to the owner trust and receives excess interest from the contracts sold. The owner trust structure enables WFS to maximize the residual return from a securitization transaction by more closely matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated. WFS securitized $2.1 billion of contracts using this structure during 1996.

     WFS derives multiple benefits from the securitization of contracts, including a stable source of low cost funding, reduction of interest rate and credit risk for sold contracts, enhanced return on assets and regulatory compliance.

     Low Cost of Funds -- All of the securitization transactions completed by WFS to the date hereof have been rated in the highest credit categories by both S&P and Moody's, other than the first transaction. Accordingly, WFS has been able to sell these securities at attractive yields relative to its cost of alternative funding sources at the time of pricing.

     Reduction of Interest Rate and Credit Risk -- Since these transactions are structured as asset sales, interest rate and credit risk are largely transferred to the third party buyers of the related asset backed securities and FSA. The interest rate and maturity of the pool of contracts have durations that are matched with the securities, thereby locking-in the excess spread of the contracts securitized. The risk of credit losses, to the extent that credit losses exceed the excess cash flows of a given pool, is also transferred to the third party purchasers of the securities and FSA.

     Enhanced Return on Assets -- These securitizations reduce the level of average assets on balance sheet while providing WFS with ongoing excess servicing income and contractual servicing fee income.

     Regulatory Compliance -- As a Federal savings bank, the Bank may not have more than 30% of its consolidated assets invested in consumer loans, including contracts, purchased from Dealers. Contracts securitized are not included in the numerator or denominator of that calculation.

SUBSIDIARIES

  WFS Financial Auto Loans, Inc.

     WFAL is a wholly-owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts, originated by WFS, and securitizing such contracts in the asset-backed market. A total of four securitization transactions totalling $2.1 billion were completed during 1996.

  WFS Financial Auto Loans 2, Inc.

     WFAL2 is a wholly-owned, limited purpose subsidiary of WFS. WFAL2 was organized primarily for the purpose of purchasing contracts, originated by WFS, and securitizing such contracts in the asset-backed market and engaging in other asset-backed financing transactions.

  WFS Investments, Inc.

     WFS Investments, Inc. ("WFSII") is a limited-purpose, wholly owned subsidiary of WFS. WFSII was incorporated in California on June 11, 1996 for the purpose of purchasing an ownership interest in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

TRANSACTIONS WITH AFFILIATES

  Senior Note

     The principal amount due under the Senior Note payable to the Bank is $125 million. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS agreed that until the Senior Note is paid in full, WFS will not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit described below and (ii) indebtedness for similar types of warehouse lines of credit.

  Line of Credit

     The Line of Credit extended by the Bank permits WFS to draw up to $400 million as needed to be used in its operations. WFS does not pay a commitment fee for the Line of Credit. The term of the Line of Credit commenced on May 1, 1995 and terminates on December 31, 1999 except that such term may be extended by WFS for additional periods up to 56 months under certain conditions. When secured, the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. Interest on the amount outstanding under the Line of Credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the Line of Credit to refuse to permit additional amounts to be drawn on the Line of Credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance the Company's purchase of contracts or other working capital requirements. At December 31, 1996, no amounts were outstanding on the Line of Credit. The average amount outstanding during 1996 was $3.8 million.

  Short Term Investments-Parent

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.53% and 5.80% for 1996 and 1995, respectively. The average balance of the excess cash was $14.5 million and $4.0 million, and the interest income earned was $0.8 million and $0.2 million during 1996 and 1995, respectively. At December 31, 1996, WFS held $102 million of excess cash with the Bank under the Investment Agreement.

  WFS Reinvestment Contract

     The Bank has entered into the WFS Reinvestment Contract ("RIC") pursuant to which WFS receives all of the cash flows from the trusts of the securitization transactions undertaken by WFS and the cash in each spread account for such transactions to further invest as WFS determines, including to use in its business activities. Under the terms of the RIC, WFS is obligated to pay to the Bank all sums due from the Bank, when due by the Bank, under the terms of the various reinvestment contracts to which the Bank is a party as to each securitization transaction. The Bank is obligated pursuant to an agreement between the Bank and FSA to provide collateral as a condition of the various reinvestment contracts of the Bank being deemed eligible investments for the trusts' cash flows and the spread account funds. As consideration to the Bank for providing that collateral, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. During 1996, WFS paid to the Bank $0.5 million for its use of collateral. Unless earlier terminated, the term of the RIC is perpetual for so long as the RIC constitutes an eligible investment as defined in any pooling and servicing agreement or similar agreement related to the securitization trusts. During 1996, the average amount outstanding on the RIC was $384 million. At December 31, 1996, the outstanding balance was $393 million.

  Tax Sharing Agreement

     WFS and its subsidiaries (WFAL, WFAL2 and WFSII) are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays to Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax which would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes, for those states which permit the filing of a consolidated or combined return. Tax liabilities to states which require the filing of separate tax returns for each company are paid by each separate company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Note K -- Income Taxes" to WFS' Consolidated Financial Statements.

  Management Agreements

     WFS has entered into certain management agreements with the Bank and Westcorp pursuant to which WFS pays its allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by WFS or its subsidiaries, including their principal office facilities, the dealer centers and branch offices of WFS and overhead and employee benefits pertaining to Bank and Westcorp employees who also provide services to WFS or its subsidiaries. The management agreements may be terminated by any party upon 5 days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

     WFS has entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity.

TRANSACTIONS WITH MANAGEMENT

     WFS leases its office space for its Encino, California dealer center from Insurance Company of the West ("ICW"), an affiliate of Mr. Rady, Chairman of WFS, the Bank and Westcorp. The basic annual rent is adjusted annually and includes a portion of direct operating expenses. The Encino lease expires in 1999. The Company paid approximately $104,345 in rent to ICW in 1996.

     The Kearny Mesa Business Center is landlord to WFS' dealer center location in San Diego. Kearny Mesa Business Center is an affiliate of Mr. Rady. The total amount paid in 1996 pursuant to this lease, which expires in 2001, was approximately $55,144.

RELATIONSHIP WITH THE BANK AND ITS AFFILIATES

     In the opinion of the Company, the transactions described herein under the caption "Transactions with Affiliates" have been on terms no less favorable to WFS than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by the entire Boards of Directors of WFS, the Bank and Westcorp, including all of their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of disinterested directors of the Company. See "Supervision and Regulation -- Westcorp".

                           SUPERVISION AND REGULATION

THE COMPANY

     The Company is an operating subsidiary of the Bank and a second tier subsidiary of Westcorp. The Company is also licensed in each state in which it operates as a consumer finance lender by a state licensing agency in each such state. WFS maintained offices in 29 states at December 31, 1996. As such the Company is subject to audit and examination by the applicable state agencies for these states, as well as being subject to examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), the Federal entity which provides insurance of deposits to the Bank. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of each of the states in which it has offices and from which it purchases contracts to the extent it purchases contracts out of states in which it has no office. WFS will continue to do so as to each of the states into which WFS intends to expand. At December 31, 1996, and as of the date hereof, WFS believes that it is in compliance with the licensing and operation laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations impose requirements applicable to the contracts originated and serviced by WFS. Among these enactments are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, The Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates contracts. Most of the states in which WFS is originating contracts have statutes or regulations pertaining to the repossession and sale process the Company must follow when seeking to recover on defaulted contracts. Generally, the Company must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted contract. In addition, some states, such as Texas and Washington, have consumer protection laws which limit the assets WFS may reach in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted contract.

     As an operating subsidiary of the Bank, WFS is precluded by regulations of the OTS from engaging in any business activity which the Bank could not itself undertake. All of its current business activities are permitted activities for the Bank. Also, as WFS is an operating subsidiary of the Bank, the Bank is required to retain ownership of at least a majority of the voting stock of WFS. WFS may not engage in any new business activity nor may it acquire a business from a third party, even if such business activities are permitted to the Bank and thereby to WFS, until the Bank has first given notice thereof to the FDIC and to the OTS.

WESTCORP

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). Savings and loan holding companies, their savings association subsidiaries and subsidiaries thereof are extensively regulated under federal laws.

     Under the HOLA, the OTS is permitted to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of that holding company's subsidiary savings association. Specifically, the OTS may, as necessary: (i) limit the payment of dividends by the Bank; (ii) limit transactions between the Bank, Westcorp and the subsidiaries or affiliates of either; and (iii) limit any activities of Westcorp that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank or subsidiaries of the Bank. Any such limits may be issued in the form of regulations, or a directive having the effect of a cease and desist order.

     Savings association subsidiaries of a savings and loan holding company, and subsidiaries of such savings associations, are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company, and the subsidiaries of such savings association, are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association or its subsidiary were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations, based upon a percentage of a bank's capital stock and surplus, on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Board of Governors of the Federal Reserve System (the "Board") has revised the definition of capital stock and surplus for purposes of Section 23A to conform that definition to that used by the Board in calculating the limits in Regulation O for insider lending and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition will permit subordinated debt that qualifies for inclusion in Tier 2 capital to be included.

     In addition, under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies.

     Section 11 of the HOLA also specifically prohibits a savings association subsidiary of the savings and loan holding company, or a subsidiary of that savings association, from making a loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS regulations, consistent with the provisions of Sections 23A and 23B, exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, neither WFS nor any of its subsidiaries are within the definition of an affiliate of the Bank for purposes of those regulations.

THE BANK

     The Bank, as the parent of WFS, is extensively regulated in its activities by the OTS and the FDIC. Were the Bank to become insolvent or otherwise become subject to being placed in conservatorship or receivership by the OTS, the FDIC is required to be appointed as the conservator or receiver of the Bank. As conservator or receiver, the FDIC would not have the authority to treat the assets of WFS as the assets of the Bank, and the assets of WFS would not be subject to the authority of the FDIC as conservator or receiver. However, as conservator or receiver of the Bank, the FDIC, through control of the majority of shares of the Common Stock of WFS, would be permitted to exercise control over those shares to the same extent as the Bank prior to that conservatorship or receivership. In addition, the FDIC as receiver or conservator would have the right to preclude the Bank from making further advances under the Line of Credit.

     An operating subsidiary, such as WFS, is permitted by the applicable regulations of the OTS to only engage in such business activities as the Bank itself is permitted to engage in for its own account. The investments of operating subsidiaries are required to be consolidated with those of its parent Federal savings bank for purposes of determining whether the parent Federal savings bank, on a consolidated basis, is in full compliance with those regulations limiting its activities to a percentage of its total consolidated assets. In that regard, the Bank is permitted by the HOLA to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank's consolidated assets must be made directly to the consumer. Accordingly, not more than 30% of the Bank's consolidated assets may be invested in contracts purchased from new and used car Dealers. At December 31, 1996 WFS held $234 million of contracts, which represents 7.0% of the Bank's consolidated assets, purchased from Dealers and was purchasing contracts at the average rate of $177 million per month for the year then ended. However, WFS also securitized $2.1 billion of such contracts in 1996, and intends to regularly securitize contracts purchased from Dealers to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

     In addition, the regulations governing operating subsidiaries also require that operating subsidiaries be subject to examination and supervision by the OTS to the same extent as their parent Federal savings bank. The OTS may, following such an examination, direct the parent savings association to take remedial action to cure any violation of law, regulation or OTS policy, including disposing of all or part of the subsidiary. In addition, the OTS may at any time limit a savings association's investment in an operating subsidiary, limit any operating subsidiary's activities or refuse to permit activities, for supervisory, legal or safety and soundness reasons. WFS is not aware of any actions it has taken or is planning to take which it believes would be deemed by the OTS to be unsafe or unsound.

COMPETITION

     The auto finance business is highly competitive. WFS believes it is competitive because it has successfully implemented its business strategies. WFS strives to consistently apply established and time proven underwriting standards, thus providing new and used car Dealers a dependable source of auto financing for contracts falling within the full spectrum of prime credit quality contracts. WFS then securitizes contracts to lock in excess spread and enhance liquidity. Lastly, WFS has expanded into new geographic areas while consolidating those activities which promote efficiency and reduce costs without detracting from its ability to provide service to its network of Dealers.

     Strong competition in the purchase of contracts is provided by Chrysler Credit, GMAC, Ford Credit and other captive auto finance companies, commercial banks, other consumer auto finance companies and credit unions. WFS competes for the purchase of contracts on the basis of price and the level of service provided to the Dealers. The entity financing a Dealer's inventory is ordinarily that Dealer's primary source of financing for auto sales. WFS does not finance Dealers' inventories. WFS depends on its share of a particular Dealer's contracts through the Company's strong personal relationship with that Dealer and its personnel responsible for submitting contracts to the Company. That relationship is fostered by the promptness with which WFS can process and approve an application submitted by a Dealer and by the Company's expressed willingness to work with its network of Dealers to give them the confidence that WFS will get the job done.

     WFS must also compete with Dealer interest rate subsidy programs offered by the captive auto finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new auto purchasers. WFS is able to be more flexible in that it may offer longer terms or be willing to accept a lower down payment than the captive auto finance companies require. As a result, the Company is able to compete and to continue to expand its operations in the face of that competition.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of sales of autos declines such as during periods of economic recession. While WFS has experienced consistent growth for five years, even during periods of recession, it can give no assurance that it will be able to continue to do so during similar periods in the future. While auto leasing has increased significantly in recent years, WFS has no present intention of offering leases. WFS believes that many of such leases are for relatively short terms of two or three years; therefore, the number of used auto contracts available will continue to increase. WFS believes that this will continue to provide opportunities to purchase used auto contracts.

EMPLOYEES

     At December 31, 1996, WFS had 1,848 full-time and 24 part-time employees. None of these employees is represented by a collective bargaining unit or union, and WFS and its subsidiaries believe they have good relations with their personnel.

FORWARD-LOOKING STATEMENTS

     The preceding Business section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Annual Report on Form 10-K contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of the WFS' auto lending operations; (5) competition within the auto lending industry and (6) the availability and cost of securitization transactions.

ITEM 2.  PROPERTIES

     At December 31, 1996, WFS did not own any property, but leased 141 properties at various locations in several states.

     The executive offices of WFS are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as branch offices and dealer centers. At December 31, 1996, the net book value of leasehold improvements was approximately $1.3 million. WFS leases space at two locations from companies controlled by the Chairman of the Company. For further information see "Transactions with Management".

ITEM 3.  LEGAL PROCEEDINGS

     WFS is involved as a party to certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or combined financial condition. See "Note G -- Commitments and Contingencies" to WFS' Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of WFS Financial Inc has been publicly traded since August 8, 1995 on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") identified by the symbol, WFSI. The following table illustrates the high and low sale prices by quarter in 1996 and 1995, as reported by NASDAQ, which prices are believed to represent actual transactions. Sale prices have been adjusted for a 10% stock dividend granted during 1996.

                                                            1996                  1995
                                                      -----------------     -----------------
                                                       HIGH       LOW        HIGH       LOW
                                                      ------     ------     ------     ------
    First Quarter...................................  $17.84     $14.55        N/A        N/A
    Second Quarter..................................   20.69      16.81        N/A        N/A
    Third Quarter...................................   22.50      17.39     $22.05     $16.14
    Fourth Quarter..................................   24.75      19.38      21.02      12.27

     There were approximately 870 shareholders of WFS Financial Inc common stock at December 31, 1996. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     WFS did not have public shareholders prior to August 8, 1995 and has not declared or paid cash dividends to the Bank as its parent corporation since 1989. WFS has no current plan to declare or pay any dividends on its Common Stock. WFS is not currently under any regulatory or contractual limitation on its ability to declare or pay any dividends. WFS declared a 10% stock dividend in 1996. There is no assurance that WFS will declare or pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The balance sheet data at December 31, 1996, 1995, 1994 and 1993, and statement of operations data for all years have been derived from the Company's audited consolidated financial statements. The balance sheet data at December 31, 1992 has been derived from unaudited combined financial statements of the Company. In the opinion of management, the unaudited combined financial statements have been prepared on the same basis as the audited combined financial statements and include all adjustments necessary for the fair presentation of financial position and results of operations for those periods. The operating data and servicing data have been derived from other unaudited financial information of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------
                                    1996             1995           1994(1)          1993(1)          1992(1)
                               --------------   --------------   --------------   --------------   --------------
INCOME STATEMENT DATA:
  Servicing income...........  $  111,969,108   $   71,824,095   $   67,682,607   $   46,545,646   $   29,139,224
  Net interest income........      54,026,733       44,519,698       24,104,125       21,307,640       22,304,971
  Gain on sale of
    contracts................      41,517,910       18,855,632        1,321,206        9,684,974        6,078,712
                               --------------   --------------   --------------   --------------   --------------
    Total revenues...........     207,513,751      135,199,425       93,107,938       77,538,260       57,522,907
  Provision for credit
    losses...................      10,274,935        6,482,735        8,036,707        4,668,565        4,283,622
  Operating expenses.........     130,819,292       77,586,680       52,628,104       41,970,174       34,249,576
                               --------------   --------------   --------------   --------------   --------------
    Total expenses...........     141,094,227       84,069,415       60,664,811       46,638,739       38,533,198
                               --------------   --------------   --------------   --------------   --------------
  Income before income
    taxes....................      66,419,524       51,130,010       32,443,127       30,899,521       18,989,709
  Income taxes...............      27,778,545       20,962,876       13,950,545       13,286,794        8,165,575
                               --------------   --------------   --------------   --------------   --------------
  Net income.................  $   38,640,979   $   30,167,134   $   18,492,582   $   17,612,727   $   10,824,134
                               ==============   ==============   ==============   ==============   ==============
  Net income per common
    share(3).................  $         1.50   $         1.33   $         0.90
                               ==============   ==============   ==============

OPERATING DATA:
  Dealer Center Division
    contract purchases.......  $1,171,277,265   $  936,428,532   $  848,485,947   $  621,951,807   $  452,528,997
  Branch Division contract
    purchases................     950,412,196      591,220,186      328,545,325      198,266,691      179,647,333
                               --------------   --------------   --------------   --------------   --------------
    Total contract
      purchases..............  $2,121,689,461   $1,527,648,718   $1,177,031,272   $  820,218,498   $  632,176,330
                               ==============   ==============   ==============   ==============   ==============

  Contract securitizations...  $2,090,000,000   $1,480,000,000   $  842,000,000   $  777,500,000   $  450,000,000
  Dealer center locations....              17               14               11                9                5
  Branch locations...........             119               75               53               38               29
                               --------------   --------------   --------------   --------------   --------------
    Total office locations...             136               89               64               47               34
                               ==============   ==============   ==============   ==============   ==============
  Number of states in which
    contracts were
    purchased................              31               16                7                4                2
  Number of dealers from
    which contracts were
    acquired.................           9,372            6,247            4,491            3,470            2,975

SERVICING DATA:
  Serviced portfolio at end
    of period................  $3,046,584,858   $2,209,594,002   $1,633,176,861   $1,233,731,641   $1,058,267,004
  Average serviced portfolio
    during the period........   2,627,621,577    1,886,359,119    1,438,582,400    1,132,537,500    1,025,682,000
  Delinquencies as a
    percentage of amount of
    contracts outstanding at
    end of period (2)........            1.80%            1.24%            0.74%            0.65%            1.19%
  Net chargeoffs as a
    percentage of the average
    amount of contracts
    outstanding during the
    period (2)...............            2.30%            1.61%            1.09%            1.53%            1.73%

                                                                     DECEMBER 31,
                                       ------------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                       ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
  Contracts receivable, net..........  $231,942,482   $316,036,192   $426,467,288   $223,199,162   $345,896,287
  Total assets.......................   675,571,657    583,588,376    547,960,959    329,271,102    420,532,323
  Note payable.......................   125,000,000    125,000,000        --             --             --
  Bonds payable......................       --             --             --          22,073,829     52,242,768
  Intercompany advances..............       --             --         320,792,182    120,406,807    220,796,000

---------------

(1) The data presented reflect the combined operations of both the auto finance division of the Bank and its wholly-owned operating subsidiaries, WFS, WFAL and WFAL2. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

(2) Includes delinquency and loss information relating to contracts that were sold, but which were originated and serviced by WFS. See
    "Business -- Maintain Solid Asset Quality".

(3) Restated to reflect a 10% stock dividend in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The primary sources of revenue for WFS are servicing income, net interest income and gain on sale of contracts. Servicing income is primarily generated following the securitization of contracts purchased by WFS and consists of: (i) contractual servicing fees, (ii) excess servicing income and (iii) other fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Excess servicing is the cash flow derived from the excess spread remaining on contracts sold after contractual servicing fees have been paid. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by the Company. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts. Gain on sale of contracts is recognized based on the estimated present value of excess future cash flows on securitized contracts at the time of sale.

     During 1996, WFS purchased $2.1 billion of contracts compared to $1.5 billion in 1995, an increase of 39%. After purchasing contracts, WFS generally securitizes its contracts and earns servicing income. While contracts are held on balance sheet, WFS earns net interest income.

     The Company's securitization transactions during 1996, 1995 and 1994 involved the sale of contracts to a trust in exchange for asset-backed securities issued by the trust which WFS sells to investors. WFS used an owner trust structure in 1996. See "Business -- Hedging and Securitization". WFS continues to service the contracts following their securitization and receives a contractual servicing fee for such activities. In connection with the securitization of contracts, WFS retains the right to receive excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the asset-backed securities, before adjustments for credit losses, administrative expenses and contractual servicing fees. WFS securitized $2.1 billion, $1.5 billion and $842 million of contracts during 1996, 1995 and 1994, respectively.

     The following table lists each of the Company's securitization transactions since March 1992. Each of these transactions was rated AAA by S&P, and Aaa by Moody's, their respective highest ratings.

                                                                   REMAINING
                                                   REMAINING      BALANCE AS A
                                                   BALANCE AT      PERCENT OF     ORIGINAL                          GROSS
ISSUE                              ORIGINAL       DECEMBER 31,      ORIGINAL      WEIGHTED     SECURITIZATION   INTEREST RATE
NUMBER         CLOSE DATE          BALANCE            1996          BALANCE      AVERAGE APR        RATE          SPREAD (1)
------    --------------------  --------------   --------------   ------------   -----------   --------------   --------------
1992-1    March, 1992              150,000,000     Paid in full        0.00%         14.49%          5.85%            8.64%
1992-2    June, 1992               165,000,000        2,357,332        1.43%         14.94%          5.50%            9.44%
1992-3    September, 1992          135,000,000        4,251,377        3.15%         14.45%          4.70%            9.75%
1993-1    March, 1993              250,000,000       16,501,214        6.60%         13.90%          4.45%            9.45%
1993-2    June, 1993               175,000,000       16,505,461        9.43%         13.90%          4.70%            9.20%
1993-3    September, 1993          187,500,000       23,146,026       12.34%         13.77%          4.25%            9.52%
1993-4    December, 1993           165,000,000       26,140,818       15.84%         13.97%          4.60%            9.37%
1994-1    March, 1994              200,000,000       37,816,298       18.91%         12.90%          5.10%            7.80%
1994-2    June, 1994               230,000,000       51,964,017       22.59%         13.67%          6.38%            7.29%
1994-3    August, 1994             200,000,000       57,520,491       28.76%         14.04%          6.65%            7.39%
1994-4    October, 1994            212,000,000       67,483,187       31.83%         14.59%          7.10%            7.49%
1995-1    January, 1995            190,000,000       66,183,064       34.83%         15.58%          8.05%            7.53%
1995-2    April, 1995              190,000,000       75,207,808       39.58%         15.71%          7.10%            8.61%
1995-3    June, 1995               300,000,000      136,635,092       45.55%         16.36%          6.05%           10.31%
1995-4    September, 1995          375,000,000      207,386,902       55.30%         15.05%          6.20%            8.85%
1995-5    December, 1995           425,000,000      264,748,141       62.29%         15.04%          5.88%            9.17%
1996-A    March, 1996              485,000,000      338,304,700       69.75%         15.35%          6.13%            9.22%
1996-B    June, 1996               525,000,000      417,361,520       79.50%         15.46%          6.75%            8.71%
1996-C    September, 1996          535,000,000      474,555,620       88.70%         15.74%          6.66%            9.08%
1996-D    December, 1996           545,000,000      528,580,651       96.99%         15.83%          6.17%            9.66%
                                --------------   --------------
          Total                 $5,639,500,000   $2,812,649,719
                                ==============   ==============

---------------

(1) Represents the difference between the original weighted average annual percentage rate ("APR") and the securitization rate.

     WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. Gain on sale is recorded as excess servicing receivable on the balance sheet and is amortized against servicing income over the life of the contracts. The gain recorded in the income statement is adjusted for prepaid dealer commissions, issuance costs and the effect of hedging activities. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

RESULTS OF OPERATIONS

  Servicing Income

     Servicing income increased to $112 million during 1996 compared to $71.8 million during 1995 and $67.7 million during 1994, representing increases of 56% and 6.1%, respectively. The increase in servicing income is the result of an increase in contracts serviced by WFS. WFS regularly evaluates the methods and assumptions used to estimate the amounts due from trusts.

     Contractual servicing is earned at a rate of 1.0% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Excess servicing income is dependent upon the average excess spread on the contracts sold and the performance of the contracts. Servicing fee income is related to the size of the serviced portfolio. During the past three years, WFS increased its average serviced portfolio to $2.6 billion in 1996 from $1.9 billion and $1.4 billion in 1995 and 1994, respectively. Other fee income, consisting primarily of documentation fees, late charges and deferment fees, increased to $32.3 million during 1996 compared to $21.3 million and $12.5 million in 1995 and 1994, respectively, representing increases of 52% and 71%, respectively. These increases in other fee income are related to the increase in the number of contracts purchased.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     1996            1995            1994
                                                 ------------     -----------     -----------
    Excess servicing income....................  $ 55,219,208     $34,164,427     $42,886,523
    Contractual servicing income...............    24,403,981      16,313,497      12,295,246
    Other fee income...........................    32,345,919      21,346,171      12,500,838
                                                 ------------     -----------     -----------
              Total servicing income...........  $111,969,108     $71,824,095     $67,682,607
                                                 ============     ===========     ===========

     Servicing income may be impacted by changes in the amount of losses and amount and timing of prepayments. Increased credit losses reduce the amount of excess servicing income earned by WFS, although the extent of such losses is dependent upon the timing as well as the amount of the increases of such losses, if any. Furthermore, changes in the amount and timing of prepayments may also affect the amount and timing of excess servicing income. The Company believes that prepayments have not historically been affected by changes in interest rates or general economic conditions. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

     WFS has completed 36 securitization transactions to date since its first transaction in December of 1985. Eleven of these transactions were on balance sheet collateralized bond offerings and the remaining 25 were off balance sheet trusts. Seventeen transactions have been paid in full, all of which were paid on or before their contractual maturity dates.

  Net Interest Income

     Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with the Company's borrowings. Net interest income totalled $54.0 million in 1996 compared to $44.5 million and $24.1 million in 1995 and 1994, respectively. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for years ended 1996, 1995 and 1994.

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                1996       1995       1994
                                                                -----      -----      -----
    Yield on contracts........................................  14.83%     14.05%     13.24%
    Cost of borrowings........................................   6.44       6.30       5.15
                                                                -----      -----      -----
    Net interest rate spread..................................   8.39%      7.75%      8.09%
                                                                =====      =====      =====

     As WFS securitizes its on balance sheet contracts, revenue previously recognized as net interest income will, upon such securitization, be recognized as servicing income. Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net cash flows are recorded as servicing income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with forward agreements. Gains or losses on these forward agreements are deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized. See "Capital Resources and Liquidity".

     The Company's primary source of borrowings has been advances from its parent. These advances were provided on an as-needed basis at a weighted average rate equal to 6.44% in 1996, 6.30% in 1995 and 5.15% in

1994. The cost of borrowings reflects the Bank's actual cost of funds for 1994. For 1996 and 1995, the cost of borrowings represents the average combined rate of the Senior Note and the Line of Credit. See "Capital Resources and Liquidity" and "Transactions with Affiliates".

  Gain on Sale of Contracts

     WFS recorded gain on sale of contracts of $41.5 million, $18.9 million and $1.3 million in 1996, 1995 and 1994, respectively. The increase in gain on sale reported in 1996 is the result of the increase in amount of securitized contracts as well as higher gross interest rate spreads for securitization transactions completed in 1996 as compared to those completed in 1995 and 1994.

     While the assumptions used in determining gain on sale of contracts have not changed significantly during the last three years, gain on sale of contracts has fluctuated as a result of changes in the gross interest rate spread of contracts securitized as shown in the table under "Overview". Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

  Provision for Credit Losses

     The Company maintains an allowance for credit losses to cover anticipated losses on the contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is determined based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

     During 1996, the provision for credit losses totalled $10.3 million compared to $6.5 million and $8.0 million in 1995 and 1994, respectively. The increase in provision for credit losses in 1996 was due to higher loss experience as well as an increase in the level of allowance for credit losses.

  Operating Expenses

     Operating expenses consist of salaries and employee benefits, occupancy expense, credit and collections expense, telephone expense, management fees and other miscellaneous costs. Over the past three years, these expenses have increased as WFS has expanded. At the end of 1993, WFS operated in four states through 9 dealer centers and 38 branch offices. As of December 31, 1996, WFS operated in 31 states through 17 dealer centers and 119 branch offices. As a new branch or dealer center is established, the costs of additional personnel, office space and other operating expenses of approximately $35,000 per month are incurred. A new branch office or dealer center also typically incurs approximately $75,000 in initial, nonrecurring costs. As the servicing portfolio increases, costs related to credit, collection, telephone and other related expenses increase as well. WFS has recently begun to implement additional technology pertaining to its computerized front-end application processing system designed to improve its operating efficiency by electronically collecting credit data on applicants and other information used in the underwriting of applications for contracts and arranging that information for review and analysis by either a Dealer Center Division credit officer or a Branch Division branch manager.

     Total operating expenses in 1996 were $131 million, up 69% from $77.6 million in 1995. Total operating expenses in 1995 increased 47% from $52.6 million in 1994. The increases in total operating expenses are primarily attributable to expansion. Salaries and employee benefits expense increased to $71.9 million in 1996 from $43.4 million and $27.9 million in 1995 and 1994, respectively. This increase is largely due to an increase in the number of employees necessary to open new dealer centers and branch offices and to service the increased number of contracts purchased. As a result of the opening of new dealer centers and branch offices, occupancy expense, including depreciation expense, increased to $7.9 million in 1996 from $5.7 million and $3.7 million in 1995 and 1994, respectively.

     Other operating expenses include credit and collections costs, telephone and miscellaneous other expenses. Credit and collections expense increased to $9.1 million in 1996 compared to $5.6 million and $3.7 million in 1995 and 1994, respectively. Telephone expense totalled $4.3 million in 1996 compared to $2.2 million in 1995 and $1.7 million in 1994. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal and professional fees and other ancillary costs, increased to $17.1 million in 1996 compared to $9.1 million and $6.3 million for 1995 and 1994, respectively. These expenses have increased as a result of a 35% increase in the annual compounded growth rate of contracts serviced since December 31, 1993 and as a result of WFS' expansion.

     WFS pays a monthly management fee to the Bank and Westcorp which covers various expenses, including data processing, accounting, payroll, legal, tax, cash management, purchasing and auditing services and is shown on the income statement as general and administrative costs paid to parent. The management fee is based upon the actual costs incurred and estimates of actual usage. WFS believes that the management fee approximates the cost to perform these services on its own behalf or to acquire them from third parties. WFS has the option, under the management agreements, to procure these services on its own should it be more economically beneficial to WFS to do so. In 1996, management fee expense was $20.5 million compared to $11.5 million in 1995 and $9.3 million in 1994. See "Transactions with Affiliates--Management Agreements".

     On January 1, 1997, various administrative departments of Westcorp were transferred to the Bank and WFS as part of a restructuring plan to provide greater focus and specialization within each company. As part of this plan, Westcorp will only retain certain administrative operations including payroll, human resources and certain treasury functions.

  Income Taxes

     WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for WFS was 42% for 1996 compared to 41% and 43% for 1995 and 1994, respectively. See "Transactions with Affiliates--Tax Sharing Agreement".

FINANCIAL CONDITION

  Contracts Receivable and Contracts Held for Sale

     WFS holds a portfolio of contracts on balance sheet for investment that totalled $53.3 million at December 31, 1996 and $104 million at December 31, 1995. Contracts held for sale totalled $186 million at December 31, 1996 compared to $220 million at December 31, 1995. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $2.1 billion during 1996. WFS plans to continue to securitize contracts on a regular basis. See "Note A--Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

  Amounts Due From Trusts

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are paid to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at year-end 1996 was $191 million compared with $110 million at year-end 1995. The increase is a result of the increase in total contracts securitized and outstanding.

  Excess Servicing Receivable

     Excess servicing receivable consists of the present value of the estimated future cash flows to be received by WFS from the excess spread created in securitizations. The estimated future cash flows are determined by taking into account certain assumptions principally regarding prepayments, credit losses and servicing costs. These cash flows are then discounted at a rate management believes to be at market. The balance of the excess servicing receivable is then amortized against actual servicing income on a monthly basis. The assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect performance of the contracts.

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                   ------------------------------------------
                                                       1996           1995           1994
                                                   ------------   ------------   ------------
    Beginning balance............................  $ 78,045,241   $ 43,425,826   $ 46,241,112
    Additions....................................   104,071,101     78,505,518     32,758,134
    Amortization.................................   (60,518,881)   (43,886,103)   (35,573,420)
                                                   ------------   ------------   ------------
    Ending balance...............................  $121,597,461   $ 78,045,241   $ 43,425,826
                                                   ============   ============   ============

     The following table presents the estimated future undiscounted cash flows to be received from securitizations, net of estimated costs to service and after giving effect to estimated prepayments. To arrive at the excess servicing receivable, this amount is reduced by the off balance sheet allowance established for future losses and by discounting these cash flows to present value.

                                                                            DECEMBER 31,
                                                                                1996
                                                                           --------------
    Estimated net undiscounted cash flows................................  $  288,733,422
    Off balance sheet allowance for losses...............................    (152,796,759)
    Discount to present value............................................     (14,339,202)
                                                                           --------------
    Excess servicing receivable..........................................  $  121,597,461
                                                                           ==============
    Outstanding balance of contracts sold through securitizations........  $2,812,649,719
    Off balance sheet allowance for losses as a percent of contracts sold
      through securitizations............................................            5.43%

     WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

     Additions to excess servicing receivable result from new securitizations and reflect the estimated present value of the future cash flows of the contracts securitized. The amortization of excess servicing receivable presented above represents the scheduled amortization based upon the assumptions underlying the calculation of the estimated present value of the remaining future cash flows.

  Asset Quality

     Servicing income is affected by the quality of the underlying contracts purchased and securitized by WFS. Servicing contracts includes managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. A delinquent contract is one on which payment has not been made by the delinquency date, generally 10 days, following the due date on which such payment was contractually due. WFS monitors and attempts to minimize delinquencies and losses through an online collections system. At December 31, 1996, delinquencies for the serviced portfolio was 1.80% based on the dollar amount of contracts outstanding compared to 1.24% and 0.74% at December 31, 1995 and 1994. Net chargeoffs on average contracts outstanding during the period totalled 2.30% at December 31, 1996 compared to 1.61% and 1.09% at December 31, 1995 and 1994, respectively. See "Business -- Maintain Solid Asset Quality".

CAPITAL RESOURCES AND LIQUIDITY

     WFS requires substantial capital resources to operate its business. The resources available to WFS include contract securitizations, borrowings under the Line of Credit and collections of principal and interest from contracts. These sources provide capital to fund expanding purchases of contracts. WFS may also enter into a commercial paper facility insured by FSA.

     The primary source of funds for WFS is the securitization of contracts. WFS has regularly securitized contracts through underwritten public sales of AAA/Aaa rated securities since 1986. Although the underlying interest costs associated with securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of WFS. WFS expects to continue to utilize securitization transactions as part of its liquidity strategy, although no assurance can be given due to changing market conditions.

     The major components of cash flows related to operating activities are cash needed to purchase contracts which totalled $2.1 billion in 1996 compared to $1.5 billion in 1995 and $1.2 billion in 1994. It is anticipated that contracts purchased will continue to be the major cash need of WFS. Operating activities also generate cash flows through principal receipts on contracts. During 1996, these cash flows totalled $106 million, compared to $152 million in 1995 and $124 million in 1994.

     The investing activities of WFS primarily relate to utilizing funds collected on behalf of the trusts to assist in funding its operating activities. These cash flows historically have provided a consistent source of cash for WFS.

     WFS' financing is provided by the Bank under the terms of its $125 million Senior Note and its $400 million Line of Credit. The Senior Note is unsecured and has a fixed interest rate of 7.25% and a final maturity in 2003.

     WFS uses the Line of Credit primarily to fund its purchase of contracts from Dealers and from consumers, which contracts are held for sale until securitized. WFS does not pay a commitment fee to the Bank for the Line of Credit. When WFS consummates a securitization, it uses the proceeds to pay down its warehouse line with the Bank, making the warehouse line available to purchase new contracts. The rate of interest on the line is based upon a margin over the federal composite commercial paper rate, with the margin increasing from 10 to 50 basis points to the extent the borrowings are not secured. WFS has the option of determining whether and to what extent the line will be secured. It is anticipated that the line will generally be paid down following each securitization transaction, although WFS is not required to do so. WFS believes that the cost of the warehouse line with the Bank approximates the cost of warehouse lines from third parties. See "Business Transactions with Affiliates". These financing sources are expected to provide adequate funding of the Company's operations and the Company believes that its sources of liquidity are sufficient to meet its long and short term cash requirements.

     Principal and interest collections on owned and securitized contracts provide additional cash flow. WFS may use the collections on contracts not securitized without limitations in its operations. WFS may also use collections of principal and interest from securitized contracts as long as they are deposited into a RIC at the Bank. See "BusinessTransactions with Affiliates". As WFS increases the size of its servicing portfolio, the Company expects such amounts to increase. Hence, WFS is able to utilize principal and interest collections on contracts sold in its day to day operations until payments are due to the investors, thus providing an additional source of cash flow.

ASSET/LIABILITY MANAGEMENT

     Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The contracts originated and held by WFS are all fixed rate and accordingly WFS has exposure to changes in interest rates. WFS' prepayment experience on contracts has not been historically sensitive to changes in interest rates and WFS therefore believes it is not expected to be exposed to significant prepayment risk relative to changes in interest rates. As a result of this approach to interest rate management, combined with the Company's hedging strategies, WFS does not anticipate that changes in interest rates will materially affect the Company's results of operations or liquidity, although no assurance can be given in this regard.

     The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. These agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. See "Note B -- Net Contracts Receivable" to WFS' Consolidated Financial Statements.

     Management monitors the Company's hedging activities on a daily basis to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by senior management of WFS based upon the monitoring activities of the Company. WFS hedges substantially all of its contracts pending securitization either through outside parties or affiliated entities.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of WFS are monetary in nature. As a result, interest rates have a more significant effect on WFS's performance than the general level of inflation. See "Asset/Liability Management".

FORWARD-LOOKING STATEMENTS

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Annual Report on Form 10-K contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of the WFS' auto lending operations; (5) competition within the auto lending industry and (6) the availability and cost of securitization transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WFS Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as WFS will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 28, 1997 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the caption "Executive Compensation Summary" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Item 1. Business -- Transactions with Affiliates".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

            The following consolidated financial statements and report of independent auditors of WFS Financial Inc and Subsidiaries are included in this Report commencing on page F-2.

            Report of Independent Auditors

            Consolidated Statements of Financial Condition at the years ended December 31, 1996 and 1995.

            Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

            Notes to Consolidated Financial Statements

        (2) FINANCIAL STATEMENT SCHEDULES

            Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in WFS' consolidated financial statements or related notes.

        (3) EXHIBITS

EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT
-----------     --------------------------------------------------------------------------------
    1           Underwriting Agreement(1)
    3.1         Articles of Incorporation(1)
    3.2         Bylaws(1)
    4           Specimen WFS Financial Inc Common Stock Certificate(5)
   10.1         Westcorp Incentive Stock Option Plan(2)
   10.2         Westcorp, Inc. Employee Stock Ownership and Salary Savings Plan(3)
   10.3         Westcorp 1991 Stock Option Plan(4)
   10.4         1985 Executive Deferral Plan(1)
   10.5         1988 Executive Deferral Plan II(1)
   10.6         1992 Executive Deferral Plan III(1)
   10.7         Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.,
                dated May 1, 1995(1)
   10.8         Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
   10.9         Line of Credit Agreement between WFS Financial Inc and Western Financial Bank,
                F.S.B., dated May 1, 1995(1)
   10.10        Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank,
                F.S.B., dated January 1, 1994(1)
   10.11        Master Reinvestment Contract between WFS Financial Inc and Western Financial
                Bank, F.S.B., dated May 1, 1995(1)
   10.12        Management Agreement between WFS Financial Inc and Western Financial Bank,
                F.S.B., dated May 1, 1995(1)
   10.13        Management Agreement among WFS Financial Inc, Western Financial Bank, F.S.B.,
                WFS Financial Auto Loans, Inc. and WFS Financial Auto Loans 2, Inc. dated May 1,
                1995(1)
   10.14        Form of WFS Financial Inc Dealer Agreement(5)
   10.15        Form of WFS Financial Inc Loan Application(5)
   10.16        WFS 1996 Incentive Stock Option Plan(6)
   10.17        Westcorp Employee Stock Ownership and Salary Savings Plan(7)
   21.1         Subsidiaries of WFS Financial Inc
   23.1         Consent of Ernst & Young LLP
   24           Power of Attorney(1)

---------------

(1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-07485), filed July 3, 1996 incorporated herein by reference under the Exhibit Number indicated. Amendment No. 1 dated as of July 26, 1996 to the WFS Registration Statement on Form S-8 (File No. 33-07485) incorporated herein by reference under Exhibit number indicated.

(7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(B) REPORT ON FORM 8-K
    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WFS FINANCIAL INC

Dated: March 11, 1997                     By: /s/ JOY SCHAEFER
                                            ------------------------------------
                                            Joy Schaefer
                                            Vice Chairman, President
                                            and Chief Operating Officer

                SIGNATURE                                TITLE                      DATE
------------------------------------------  -------------------------------    ---------------

            /s/ ERNEST S. RADY              Chairman of the Board and Chief     March 11, 1997
------------------------------------------  Executive Officer
              Ernest S. Rady

             /s/ JOY SCHAEFER               Vice Chairman, Director,            March 11, 1997
------------------------------------------  President and Chief Operating
               Joy Schaefer                 Officer

           /s/ JAMES R. DOWLAN              Vice Chairman, Director and         March 11, 1997
------------------------------------------  Senior Executive Vice President
             James R. Dowlan

             /s/ W. LEE THYER               Director and Senior Executive       March 11, 1997
------------------------------------------  Vice President
               W. Lee Thyer

           /s/ HOWARD C. REESE              Vice Chairman and Director          March 11, 1997
------------------------------------------
             Howard C. Reese

                                            Director
------------------------------------------
             Bernard E. Fipp

           /s/ DUANE A. NELLES              Director                            March 11, 1997
------------------------------------------
             Duane A. Nelles

                                            Director
------------------------------------------
            Robert S. Waligore

           /s/ LEE A. WHATCOTT              Executive Vice President            March 11, 1997
------------------------------------------  (Principal Financial and
             Lee A. Whatcott                Accounting Officer) and Chief
                                            Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               WFS FINANCIAL INC

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT AUDITORS.......................................................    F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at the years ended December 31, 1996
  and 1995...........................................................................    F-3
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
  1994...............................................................................    F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31,
  1996, 1995 and 1994................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994...............................................................................    F-6
Notes to Consolidated Financial Statements...........................................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WFS Financial Inc

     We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of WFS Financial Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
January 28, 1997

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Short term investments - parent................................   $109,237,133     $ 65,019,858
Contracts receivable...........................................     53,287,645      103,914,277
Contracts held for sale........................................    186,302,823      219,916,889
Allowance for credit losses....................................     (7,647,986)      (7,794,974)
                                                                  ------------     ------------
          Contracts receivable, net............................    231,942,482      316,036,192
Amounts due from trusts........................................    191,469,153      110,230,750
Excess servicing receivable....................................    121,597,461       78,045,241
Furniture, fixtures and equipment..............................     16,904,239        4,282,614
Accrued interest receivable....................................      1,517,682        1,927,979
Other assets...................................................      2,903,507        8,045,742
                                                                  ------------     ------------
                                                                  $675,571,657     $583,588,376
                                                                  ============     ============

LIABILITIES
Senior note payable - parent...................................   $125,000,000     $125,000,000
Amounts held on behalf of trustee..............................    393,449,007      341,692,369
Other liabilities..............................................      9,431,124        7,845,324
                                                                  ------------     ------------
                                                                   527,880,131      474,537,693

SHAREHOLDERS' EQUITY
Common stock, no par value; authorized 50,000,000 shares;
  issued and outstanding 25,684,168 shares in 1996 and
  23,349,250 in 1995...........................................     73,123,054       73,123,190
Additional paid-in capital.....................................      4,000,000        4,000,000
Retained earnings..............................................     70,568,472       31,927,493
                                                                  ------------     ------------
                                                                   147,691,526      109,050,683
                                                                  ------------     ------------
                                                                  $675,571,657     $583,588,376
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1996             1995            1994
                                                    ------------     ------------     -----------
REVENUES:
  Interest income................................   $ 63,300,266     $ 61,104,888     $37,783,299
  Interest expense...............................                                         359,781
  Interest expense - parent......................      9,273,533       16,585,190      13,319,393
                                                    ------------     ------------     -----------
Net interest income..............................     54,026,733       44,519,698      24,104,125
Servicing income.................................    111,969,108       71,824,095      67,682,607
Gain on sale of contracts........................     41,517,910       18,855,632       1,321,206
                                                    ------------     ------------     -----------
TOTAL REVENUES...................................    207,513,751      135,199,425      93,107,938

EXPENSES:
  Provision for credit losses....................     10,274,935        6,482,735       8,036,707
  Operating expenses:
     Salaries and employee benefits..............     71,896,750       43,435,842      27,857,328
     General and administrative costs paid to
       parent....................................     20,512,660       11,514,703       9,274,394
     Occupancy...................................      7,204,407        4,351,142       3,029,826
     Credit and collections......................      9,064,706        5,597,932       3,696,439
     Telephone...................................      4,265,960        2,200,575       1,739,795
     Depreciation................................        739,105        1,342,106         713,319
     Miscellaneous...............................     17,135,704        9,144,380       6,317,003
                                                    ------------     ------------     -----------
TOTAL OPERATING EXPENSES.........................    130,819,292       77,586,680      52,628,104
                                                    ------------     ------------     -----------
TOTAL EXPENSES...................................    141,094,227       84,069,415      60,664,811
                                                    ------------     ------------     -----------
INCOME BEFORE INCOME TAXES.......................     66,419,524       51,130,010      32,443,127
  Income taxes...................................     27,778,545       20,962,876      13,950,545
                                                    ------------     ------------     -----------
NET INCOME.......................................   $ 38,640,979     $ 30,167,134     $18,492,582
                                                    ============     ============     ===========
Net income per common share......................   $       1.50     $       1.33     $      0.90
                                                    ============     ============     ===========
Weighted average number of shares outstanding....     25,723,378       22,732,509      20,624,175
                                                    ============     ============     ===========

          See accompanying notes to consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             ADDITIONAL
                                                 COMMON       PAID-IN       RETAINED
                                    SHARES        STOCK       CAPITAL       EARNINGS        TOTAL
                                  -----------  -----------   ----------   ------------   ------------
Balance, January 1, 1994........   18,749,250  $ 3,013,135                $ (1,215,028)  $  1,798,107
Net income......................                                            18,492,582     18,492,582
Additional capital contribution
  by parent.....................                             $4,000,000                     4,000,000
Amounts retained by parent......                                           (15,517,195)   (15,517,195)
                                   ----------  -----------   ----------   ------------   ------------
Balance, December 31, 1994......   18,749,250    3,013,135    4,000,000      1,760,359      8,773,494
Net income......................                                            30,167,134     30,167,134
Sale of 4,600,000 shares of no
  par value common stock........    4,600,000   70,110,055                                 70,110,055
                                   ----------  -----------   ----------   ------------   ------------
Balance, December 31, 1995......   23,349,250   73,123,190    4,000,000     31,927,493    109,050,683
Net income......................                                            38,640,979     38,640,979
10% stock dividend..............    2,334,918         (136)                                      (136)
                                   ----------  -----------   ----------   ------------   ------------
Balance, December 31, 1996......   25,684,168  $73,123,054   $4,000,000   $ 70,568,472   $147,691,526
                                   ==========  ===========   ==========   ============   ============

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                    1996              1995              1994
                                               ---------------   ---------------   ---------------
OPERATING ACTIVITIES
Net income...................................  $    38,640,979   $    30,167,134   $    18,492,582
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Provision for credit losses................       10,274,935         6,482,735         8,036,707
  Depreciation...............................          739,105         1,342,107           713,319
  Amortization of deferred fees..............         (249,137)         (286,357)         (166,906)
  Amortization of excess servicing fee
     receivable..............................       60,518,881        43,886,103        35,573,420
  Decrease (increase) in interest
     receivable..............................          410,297          (649,792)         (509,228)
  Deferred income tax expense (benefit)......       12,452,895        (4,710,919)          689,188
Net change in other assets...................       (7,310,659)        2,422,299           147,804
Net change in other liabilities..............        1,585,663         5,654,448           103,756
Origination of contracts.....................   (2,121,689,461)   (1,527,648,718)   (1,177,031,272)
Proceeds from sale of contracts..............    2,090,000,000     1,480,000,000       842,000,000
Other change in contracts....................      105,757,373       151,883,437       123,893,345
                                               ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.................................      191,130,871       188,542,477      (148,057,285)
INVESTING ACTIVITIES
Purchase of furniture, fixtures and
  equipment..................................      (13,360,730)       (2,763,089)       (1,878,650)
Net increase in trust receivable.............     (185,309,504)     (120,565,364)      (50,157,584)
                                               ---------------   ---------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES........     (198,670,234)     (123,328,453)      (52,036,234)
FINANCING ACTIVITIES
Capital contribution from parent.............                                            4,000,000
Amounts retained by parent...................                                          (15,517,195)
Repayment of bonds payable...................                                          (22,073,829)
Issuance of common stock.....................                         70,110,055
Increase in trustee accounts.................       51,756,638       125,487,960        33,299,168
Net (decrease) increase in borrowing from
  parent.....................................                       (195,792,181)      200,385,375
                                               ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.................................       51,756,638          (194,166)      200,093,519
                                               ---------------   ---------------   ---------------
INCREASE IN CASH AND CASH EQUIVALENTS........       44,217,275        65,019,858
Cash and cash equivalents at beginning of
  period.....................................       65,019,858                --                --
                                               ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...  $   109,237,133   $    65,019,858   $            --
                                               ===============   ===============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest...................................  $     9,541,592   $    18,773,481   $    75,078,106
  Income taxes...............................       17,293,737        18,642,966         4,708,857

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of WFS Financial Inc ("WFS") and its subsidiaries, WFS Financial Auto Loans, Inc. ("WFAL"), WFS Financial Auto Loans 2, Inc. ("WFAL2") and WFS Investments, Inc. ("WFSII"). Certain amounts have been reclassified to conform to the 1996 presentation. After the initial public offering (see discussion in Note N -- Public Offering) on August 8, 1995, WFS became a majority owned subsidiary of Western Financial Bank, F.S.B. ("the Bank") which is a wholly owned subsidiary of Westcorp.

     Amounts for the 1994 consolidated financial statements have been derived from the audited combined financial statements presented in the Form S-1 Registration Statement and reflect the following: (i) WFS, a wholly-owned consumer finance subsidiary of the Bank, (ii) The Auto Finance Division of the Bank, and (iii) the Bank's special purpose finance subsidiaries, WFAL and WFAL2. The equity of WFS is presented as the equity position of the combined entity. Earnings of the combined entity are presented as amounts retained by parent.

     The accompanying consolidated financial statements include an allocation of expenses for various administrative services provided by Westcorp including, but not limited to, payroll, data processing, accounting, legal, tax, cash management, purchasing and auditing. Such expenses are allocated based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of what such allocated expenses would have been had WFS operated as an unaffiliated entity. These allocated expenses are included in general and administrative costs paid to parent in the Consolidated Statements of Income. (See discussion in Note F -- Intercompany Agreements)

     On January 1, 1997, various administrative departments of Westcorp were transferred to the Bank and WFS as part of a restructuring plan to align administrative services with the corresponding operations. As part of this plan, Westcorp will only retain certain functions including payroll, human resources and certain treasury functions.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: WFS is a consumer finance company that specializes in the purchase, securitization and service of fixed rate consumer auto loans ("contracts"). WFS purchases contracts from Dealers on a nonrecourse basis and originates loans directly with the consumer which are collectively known as contracts.

     Cash and Cash Equivalents: Cash and cash equivalents includes short term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the on-balance sheet contract portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past contract loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

     Sales of Contracts: Contracts are originated and sold to investors with servicing rights retained by WFS. WFS does not retain any recourse with respect to the contracts securitized. Gain on sale of contracts are determined by the difference between sales proceeds and the cost of the contracts adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

for those contracts where servicing is retained by WFS. These excess servicing rights are capitalized and amortized over the expected repayment life of the underlying contracts.

     WFS evaluates quarterly the carrying value of its capitalized servicing rights in light of the actual repayment experience of the underlying contracts and makes adjustments to reduce the carrying value, if appropriate. Servicing income and amortization of excess servicing rights are included in servicing income in the Consolidated Statements of Income.

     As servicer of these contracts, WFS holds and remits funds collected from the borrowers on behalf of the trustee pursuant to a reinvestment contract that WFS has entered into with the Bank. These amounts are reported as amounts held on behalf of trustee. WFS retains servicing rights and is entitled to servicing income. Amounts due from trusts represents servicing income earned by WFS for which WFS has not yet received repayment from the trust.

     Nonaccrual Contracts: WFS continues to accrue interest income on contracts until the contract is charged off, which occurs automatically after the contract is past due 120 days. At the time that the contract is charged off, all accrued interest is also charged off.

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific contract pools sold is used to compute gains or losses. Market value is based on discounted cash flow calculations, which approximates the amounts realized upon securitization of the contracts.

     WFS' hedging strategy includes the use of two-year Treasury securities forward agreements. These agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

     Furniture, Fixtures and Equipment: Furniture, fixtures and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. As part of Westcorp's efforts to more closely align administrative services with those operations they support Westcorp transferred computers and software to WFS during 1996.

     Interest Income and Fee Income: Interest income is earned in accordance with the terms of the contracts. For precomputed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified on the balance sheet as interest receivable to the extent not collected. Other contracts use the sum of the months digits method, which approximates the effective yield method.

     WFS defers contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contract's yield, over the contractual life of the related contract or until the contract is sold at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Income Taxes: WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. WFS taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

     Fair Value of Financial Instruments: WFS' financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," including short term investments, excess servicing receivable, forward agreements and senior note payable are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. Contracts receivable are accounted for at the lower of amortized cost or market value.

     Current Accounting Pronouncements: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, however, WFS has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share, if material.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125") was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 established standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. SFAS 125 is to be applied prospectively to transactions occurring after January 1, 1997. Transactions prior to adoption are not affected. The adoption of SFAS 125 is not expected to have a material impact on the financial condition or results of operations of WFS.

NOTE B -- NET CONTRACTS RECEIVABLE

     WFS' contract portfolio consists of contracts purchased from new and used automobile Dealers ("Indirect contracts") on a nonrecourse basis and contracts financed directly with the consumer ("Direct contracts"). If precomputed finance charges are added to an Indirect contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Net contracts receivable consisted of the following:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1996             1995
                                                              ------------     ------------
    Consumer:
      Indirect contracts....................................  $252,598,389     $329,863,227
      Direct contracts......................................    15,117,565       25,194,734
      Less unearned discounts...............................    33,768,190       38,627,941
                                                              ------------     ------------
                                                               233,947,764      316,430,020
    Allowance for credit losses.............................    (7,647,986)      (7,794,974)
    Dealer participation, net of deferred contract fees.....     5,642,704        7,401,146
                                                              ------------     ------------
                                                               231,942,482      316,036,192
    Less contracts held for sale............................   186,302,823      219,916,889
                                                              ------------     ------------
                                                              $ 45,639,659     $ 96,119,303
                                                              ============     ============

     The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including deferred contract fees and dealer participation.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   1996             1995             1994
                                               ------------     ------------     ------------
    Balance at beginning of period...........  $  7,401,146     $ 10,085,951     $  4,397,581
    New deferrals............................    62,584,566       44,279,917       38,129,400
    Amortization.............................    (4,616,948)      (4,318,883)      (3,404,164)
    Sales....................................   (59,726,060)     (42,645,839)     (29,036,866)
                                               ------------     ------------     ------------
    Balance at end of period.................  $  5,642,704     $  7,401,146     $ 10,085,951
                                               ============     ============     ============

     At December 31, 1996, WFS held two-year Treasury securities forward agreements with a notional amount outstanding of $80 million. The fair value of these forward agreements was a gain of $56 thousand.

     Contracts serviced by WFS for the benefit of others totalled approximately $2.8 billion at December 31, 1996 and $1.9 billion at December 31, 1995.

NOTE C -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   1996             1995             1994
                                               ------------     ------------     ------------
    Balance at beginning of year............   $  7,794,974     $  9,576,041     $  5,571,333
    Provision for credit losses.............     10,274,935        6,482,735        8,036,707
    Charged off contracts...................    (15,579,962)     (12,828,961)     (10,918,707)
    Recoveries..............................      5,158,039        4,565,159        6,886,708
                                               -------------    ------------     ------------
    Balance at end of year..................   $  7,647,986     $  7,794,974     $  9,576,041
                                               =============    ============     ============

NOTE D -- EXCESS SERVICING RECEIVABLE

     Excess servicing receivable consists of the present value of the estimated future cash flows to be received by WFS from the excess spread created in securitizations. The estimated future cash flows are determined by taking into account certain assumptions principally regarding prepayments, credit losses and servicing costs. These cash flows are then discounted at a rate management believes to be at market. The balance of the

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

excess servicing receivable is then amortized against actual servicing income on a monthly basis. The assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect performance of the contracts.

     The following table shows the activity of the excess servicing receivable:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                      1996              1995             1994
                                                  -------------     ------------     ------------
Beginning balance..............................   $  78,045,241     $ 43,425,826     $ 46,241,112
Additions......................................     104,071,101       78,505,518       32,758,134
Amortization...................................     (60,518,881)     (43,886,103)     (35,573,420)
                                                   ------------     ------------     ------------
Ending balance.................................   $ 121,597,461     $ 78,045,241     $ 43,425,826
                                                   ============     ============     ============

     Additions to excess servicing receivable result from new securitizations and reflect the initial estimate of the present value of the future cash flows of the contracts securitized. The amortization of excess servicing receivable represents the decline in the excess servicing receivable for the respective periods based upon the present value of the remaining estimated future cash flows as of period end.

     In initially valuing its excess servicing receivable, WFS establishes an off balance sheet allowance for expected losses under the spread account provisions of the securitization transactions and this allowance is included as a component in calculating the excess servicing receivable. The allowance is based upon historical experience and management's estimate of future performance regarding primarily prepayments, credit losses, and servicing costs. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

     The following table presents the estimated future undiscounted cash flows to be received from securitizations, net of estimated costs to service and after giving effect to estimated prepayments. To arrive at the excess servicing receivable, this amount is reduced by the off balance sheet allowance established for future losses and by discounting these cash flows to present value.

                                                                         DECEMBER 31,
                                                                             1996
                                                                        --------------
        Estimated net undiscounted cash flows........................   $  288,733,422
        Off balance sheet allowance for losses.......................     (152,796,759)
        Discount to present value....................................      (14,339,202)
                                                                        --------------
        Excess servicing receivable..................................   $  121,597,461
                                                                        ==============
        Outstanding balance of contracts sold through
          securitizations............................................   $2,812,649,719
        Off balance sheet allowance for losses as a percent of
          contracts sold through securitizations.....................             5.43%

     WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE E -- FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consisted of the following at:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Computers and software....................................   $22,432,667     $4,620,278
    Furniture, fixtures and leasehold improvements............     2,951,804      1,327,706
    Equipment.................................................     2,082,573      1,352,362
    Automobiles...............................................       209,399        168,866
                                                                 -----------     ----------
                                                                  27,676,443      7,469,212
    Less accumulated depreciation.............................    10,772,204      3,186,598
                                                                 -----------     ----------
                                                                 $16,904,239     $4,282,614
                                                                 ===========     ==========

     As part of WFS' efforts to more closely align administrative services with corresponding operations, WFS transferred computers and software from Westcorp during 1996.

NOTE F -- INTERCOMPANY AGREEMENTS

     In 1995, WFS entered into a Line of Credit agreement and a Senior Note with the Bank. The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The Line of Credit terminates on December 31, 1999 although the term may be extended by WFS for additional periods up to 56 months. When secured by contracts, the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. The average balance of the Line of Credit was $3.8 million and $72.0 million for 1996 and 1995, respectively. The weighted average interest rate was 5.56% and 5.96% and the interest expense was $0.2 million and $4.3 million for 1996 and 1995, respectively. No amount was outstanding at December 31, 1996.

     WFS also borrowed $125 million from the Bank under the terms of the Senior Note. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit and (ii) indebtedness for similar types of warehouse lines of credit. The Senior Note had interest expense of $9.1 million and $6.0 million for 1996 and 1995, respectively.

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.53% and 5.80% for 1996 and 1995, respectively. The average balance of the excess cash was $14.5 million and $4.0 million, and the interest income earned was $0.8 million and $0.2 million during 1996 and 1995, respectively. At December 31, 1996, WFS held $102 million of excess cash with the Bank under the investment agreement.

     WFS has entered into management agreements for certain services including data processing, legal, accounting, payroll, purchasing, compliance and audit. These agreements may be terminated at any time provided notice is given within 5 days. General and administrative costs paid to parent are based upon allocation methods that include the contracts serviced as well as the total number of personnel employed. Management believes that the allocation methods used are reasonable and representative of what such expenses would have been had WFS operated as an unaffiliated entity.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The Bank has entered into the WFS Reinvestment Contract ("RIC") pursuant to which WFS receives all of the cash flows from the trusts of the securitization transactions undertaken by WFS and holds the cash in a spread account for each of the securitization transactions to further invest as WFS determines, including to use in its business activities. Under the terms of the RIC, the Company is obligated to pay to the Bank all sums due from the Bank, when due by the Bank, under the terms of the various reinvestment contracts to which the Bank is a party as to each securitization transaction. The Bank is obligated pursuant to an agreement between the Bank and FSA to provide collateral as a condition of the various reinvestment contracts of the Bank being deemed eligible investments for the trusts' cash flows and the spread account funds. As consideration to the Bank for providing that collateral, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. During 1996, WFS paid to the Bank $0.5 million for its use of collateral. Unless earlier terminated, the term of the RIC is perpetual for so long as the RIC constitutes an eligible investment as defined in any pooling and servicing agreement or similar agreement related to the securitization trusts. During 1996, the average amount outstanding on the RIC was $384 million. At December 31, 1996, the outstanding balance was $393 million.

     WFS has entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of December 31, 1996 are as follows:

            1997....................................................  $ 5,262,687
            1998....................................................    4,970,762
            1999....................................................    4,101,919
            2000....................................................    3,250,930
            2001....................................................    1,856,485
            Thereafter..............................................    1,440,717
                                                                      -----------
                                                                      $20,883,500
                                                                      ===========

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $5.3 million, $3.4 million and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     WFS is involved as a party to certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

NOTE H -- SERVICING INCOME

     Servicing income consists of the following components:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
Excess servicing income...........................   $ 55,219,208     $34,164,427     $42,886,523
Contractual servicing income......................     24,403,981      16,313,497      12,295,246
Other fee income..................................     32,345,919      21,346,171      12,500,838
                                                     ------------     -----------     -----------
       Total servicing income.....................   $111,969,108     $71,824,095     $67,682,607
                                                     ============     ===========     ===========

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE I -- PENSION PLAN

     WFS participates in the Westcorp Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contribution is made.

     Westcorp's contributions to the Plan amounted to $3.4 million, $2.4 million and $1.2 million in 1996, 1995 and 1994, respectively.

NOTE J -- STOCK APPRECIATION RIGHTS AND STOCK OPTIONS

     In June 1996, WFS replaced the Stock Appreciation Rights plan (SARs) with an Incentive Stock Option Plan which is subject to the approval of the shareholders at the April 28, 1997 meeting. The new plan was implemented to eliminate the quarterly volatility in earnings per share.

     Under the plan, WFS reserved 550,000 shares of common stock for future issuance to certain employees under an incentive stock option plan. Reserved, unissued shares totalled 30,431 at December 31, 1996. The options may be exercised at a price of $18.00 per share after the first year, in whole or in part, within 5 years after the date of grant. Additionally, the weighted average life of the options at December 31, 1996 was 4.6 years and the weighted average price of the options is $18.00 per share.

     At December 31, 1996, there were no exercisable stock options.

     Stock option activity is summarized as follows:

                                                                               PRICE PER
                                                                   SHARES        SHARE
                                                                   -------     ---------
        Outstanding at January 1, 1996..........................        --           --
          Issued................................................   519,569       $18.00
          Exercised.............................................        --           --
                                                                   -------       ------
        Outstanding at December 31, 1996........................   519,569       $18.00
                                                                   =======       ======

     Effective January 1, 1996, WFS adopted Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation", ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted if the fair value of the options has a material impact on earnings. WFS has continued to account for stock based compensation plans under APB 25.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because WFS' employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for both 1995 and 1996; risk-free interest rate of 6.2%; volatility factor

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

of the expected market price of WFS' common stock of 0.30 and an expected life of the options of 5 years. The weighted-average fair value of options granted during 1996 was $6.82. The impact of applying SFAS 123 in 1996 and 1995 is immaterial to the financial statements of WFS.

NOTE K -- INCOME TAXES

     Income tax expense consisted of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1996            1995            1994
                                                  -----------     -----------     -----------
    Current:
      Federal..................................   $12,036,257     $18,475,348     $10,040,183
      State franchise..........................     3,289,393       7,198,447       3,221,174
                                                  -----------     -----------     -----------
                                                   15,325,650      25,673,795      13,261,357
    Deferred:
      Federal..................................     9,455,551      (3,377,085)        189,135
      State franchise..........................     2,997,344      (1,333,834)        500,053
                                                  -----------     -----------     -----------
                                                   12,452,895      (4,710,919)        689,188
                                                  -----------     -----------     -----------
                                                  $27,778,545     $20,962,876     $13,950,545
                                                  ===========     ===========     ===========

     The difference between total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is due to:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1996            1995            1994
                                                  -----------     -----------     -----------
    Tax at statutory rate.......................  $23,246,834     $17,895,504     $11,355,094
    California franchise tax (net of Federal tax
      benefit)..................................    4,086,379       3,067,372       2,418,797
    Other.......................................      445,332              --         176,654
                                                  -----------     -----------     -----------
                                                  $27,778,545     $20,962,876     $13,950,545
                                                  ===========     ===========     ===========

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been restated. Such changes to the components of the expense occur because all tax alternatives available to WFS are not known for a number of months subsequent to year end.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Significant components of WFS' deferred tax liabilities and assets are as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Deferred tax assets:
      Loan loss reserves.....................................   $ 3,516,544     $ 3,623,337
      Accelerated securitization income recognized for tax
         purposes............................................            --       6,357,502
      State tax deferred benefit.............................     2,227,042       2,128,051
      Other assets...........................................       877,549       1,233,826
                                                                -----------     -----------
    Total deferred tax assets................................     6,621,135      13,342,716
    Deferred tax liabilities:
      Accelerated depreciation for tax purposes..............      (347,729)       (153,799)
      Asset securitization income recognized for book
         purposes............................................    (6,242,419)             --
      Other liabilities......................................    (2,773,820)     (3,478,855)
                                                                -----------     -----------
    Total deferred tax liabilities...........................    (9,363,968)     (3,632,654)
                                                                -----------     -----------
    Net deferred tax (liability) asset.......................   $(2,742,833)    $ 9,710,062
                                                                ===========     ===========

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value, are reported using quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value of amounts presented do not represent the underlying value of WFS.

     The following methods and assumptions were used by WFS in estimating its fair value disclosures for financial instruments:

          Short term investments -- parent: The carrying amount reported in the balance sheet approximates fair value.

          Contracts receivable: The fair values for fixed rate contracts are based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics.

          Excess servicing receivable: The fair value for excess servicing receivable is based on discounted cash flow calculations.

          Forward agreements: The fair value is estimated by obtaining market quotes from brokers.

          Senior note payable -- parent: The fair value of the senior note is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar instruments.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The estimated fair values of WFS' financial instruments are as follows at December 31:

                                            1996                              1995
                                -----------------------------     -----------------------------
                                  CARRYING           FAIR           CARRYING           FAIR
                                  AMOUNTS           VALUE           AMOUNTS           VALUE
                                ------------     ------------     ------------     ------------
    FINANCIAL ASSETS:
    Short term investments -
      parent.................   $109,237,133     $109,237,133     $ 65,019,858     $ 65,019,858
    Contracts receivable.....    239,590,468      250,365,124      323,831,166      340,132,246
    Excess servicing
      receivable.............    121,597,461      126,335,000       78,045,241       78,992,698
    FINANCIAL INSTRUMENT
      AGREEMENTS HELD FOR
      PURPOSES OTHER THAN
      TRADING:
    Forward agreements.......             --           56,250               --       (1,418,926)
    FINANCIAL LIABILITIES:
    Senior note payable -
      parent.................    125,000,000      125,154,254      125,000,000      125,336,346

NOTE M -- FINANCIAL INSTRUMENTS AGREEMENTS

     WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At December 31, 1996, WFS' portfolio consisted of forward agreements with a notional amount of $80 million and credit exposure of $56 thousand.

     Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of WFS' exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

NOTE N -- PUBLIC OFFERING

     On June 5, 1995, contracts, amounts due from trusts, excess servicing receivable and other assets with a book value on May 1, 1995 of $549 million were transferred from the Bank to WFS net of other liabilities of $190 million as of the same date at their book value using financing provided by the Bank in the form of a long-term note and an advance under a line of credit agreement.

     On August 8, 1995, WFS sold to the public 5.1 million shares of common stock at a price of $15.00 per share raising $70.1 million in additional capital. The number of shares and per share information have been adjusted for the 10% stock dividend which occurred in 1996. The Bank retained an ownership interest in WFS of 80.3%.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995. Certain quarterly amounts have been adjusted to conform with the year end presentation.

                                                           THREE MONTHS ENDED
                                          -----------------------------------------------------
                                           MARCH 31       JUNE 30      SEPT. 30       DEC. 31
                                          -----------   -----------   -----------   -----------
    1996
    Interest income.....................  $14,336,920   $16,326,560   $16,152,610   $16,484,176
    Interest expense....................    2,696,016     2,493,036     1,911,450     2,173,031
    Net interest income.................   11,640,904    13,833,524    14,241,160    14,311,145
    Provision for credit losses.........    5,187,000       827,622     1,918,481     2,341,832
    Income before income taxes..........   16,155,412    16,739,528    17,816,987    15,707,597
    Income taxes........................    6,835,791     7,026,505     7,623,793     6,292,456
    Net income..........................    9,319,621     9,713,023    10,193,194     9,415,141
    Net income per common share.........         0.36          0.38          0.40          0.37

    1995
    Interest income.....................  $14,071,661   $15,157,832   $15,504,623   $16,370,772
    Interest expense....................    4,379,855     4,656,315     3,942,199     3,606,821
    Net interest income.................    9,691,806    10,501,517    11,562,424    12,763,951
    Provision for credit losses.........      131,518     1,939,695     2,459,568     1,951,954
    Income before income taxes..........    9,658,769    11,711,923    14,029,677    15,729,641
    Income taxes........................    4,056,683     4,826,728     5,778,596     6,300,869
    Net income..........................    5,602,086     6,885,195     8,251,081     9,428,772
    Net income per common share.........         0.27          0.33          0.34          0.37

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION OF EXHIBITS                            PAGE #
--------  ------------------------------------------------------------------------- -----------
  1       Underwriting Agreement(1)................................................
  3.1     Articles of Incorporation(1).............................................
  3.2     Bylaws(1)................................................................
  4       Specimen WFS Financial Inc. Common Stock Certificate(5)..................
 10.1     Westcorp Incentive Stock Option Plan(2)..................................
 10.2     Westcorp, Inc. Employee Stock Ownership and Salary Savings Plan(3).......
 10.3     Westcorp 1991 Stock Option Plan(4).......................................
 10.4     1985 Executive Deferral Plan(1)..........................................
 10.5     1988 Executive Deferral Plan II(1).......................................
 10.6     1992 Executive Deferral Plan III(1)......................................
 10.7     Transfer Agreement between WFS Financial Inc and Western Financial Bank,
          F.S.B., dated May 1, 1995(1).............................................
 10.8     Promissory Note of WFS Financial Inc in favor of Western Financial Bank,
          F.S.B., dated May 1, 1995(1).............................................
 10.9     Line of Credit Agreement between WFS Financial Inc and Western Financial
          Bank, F.S.B., dated May 1, 1995(1).......................................
 10.10    Tax Sharing Agreement between WFS Financial Inc and Western Financial
          Bank, F.S.B., dated January 1, 1994(1)...................................
 10.11    Master Reinvestment Contract between WFS Financial Inc and Western
          Financial Bank, F.S.B., dated May 1, 1995(1).............................
 10.12    Management Agreement between WFS Financial Inc and Western Financial
          Bank, F.S.B., dated May 1, 1995(1).......................................
 10.13    Management Agreement among WFS Financial Inc, Western Financial Bank,
          F.S.B., WFS Financial Auto Loans, Inc. and WFS Financial Auto Loans 2,
          Inc. dated May 1, 1995(1)................................................
 10.14    Form of WFS Financial Inc Dealer Agreement(5)............................
 10.15    Form of WFS Financial Inc Loan Application(5)............................
 10.16    WFS 1996 Incentive Stock Option Plan(6)..................................
 10.17    Westcorp Employee Stock Ownership and Salary Savings Plan(7).............
 21.1     Subsidiaries of WFS Financial Inc........................................        F-21
 23.1     Consent of Ernst & Young LLP.............................................        F-22
 24       Power of Attorney(1).....................................................

---------------

(1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6) Exhibit previously filed with WFS Registration Statement of Form S-8 (File No. 33-07485), filed July 3, 1996 incorporated herein by reference under the Exhibit Number indicated. Amendment No. 1 dated as of July 26, 1996 to the WFS Registration Statement on Form S-8 (File No. 33-07485) incorporated herein by reference under Exhibit number indicated.

(7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.