Form 10-K405/A
period 1997-12-31
WFS FINANCIAL 1997-A OWNERS TRUST
filed 1998-04-14
CIK 1003842

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes and Class A-5 Notes (the "Notes" and together with the Certificates, the "Securities") and the Certificates were issued by the Trust on March 27, 1997 (the "Closing Date"). The Notes are secured by the assets of the Trust, while the Certificates evidence undivided fractional interests in the assets of the Trust. The Notes and the Certificates were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Registration Statement, the assets of the Trust will include (i) a pool of retail installment contracts secured by liens on new and used automobiles and light trucks ("Contracts"), (ii) a financial guaranty insurance policy issued by Financial Security Assurance Inc. (the "Insurer"), and (iii) certain accounts maintained by the Trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom.

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

Omitted.

ITEM 11. EXECUTIVE COMPENSATION

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects certain information regarding holders of record (i.e., participants in the DTC System for which Certificates are held of record by Cede & Co.) which beneficially own more than 5% of the Certificates as of April 1, 1998. The dollar and percentage amounts reflected in the table below are based upon the face amount of certificates as of the Closing Date, and do not reflect amortization, if any, since that date. The Registrant does not have any information as to whether the persons listed below hold such Certificates for their own account, partially for their own account and partial for the account of others or solely for the account of others.


Name and Address          Amount of Certificates       Percent of Certificates
of Participant            Beneficially Owned           Beneficially Owned
----------------          ----------------------       -----------------------
Bankers Trust Company           $33,625,000                     74.7%
Boston Safe Deposit
  and Trust Company             $ 9,525,000                     21.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have not been any transactions or series of transactions since the start of the Trust's last fiscal year between the Trust and any Certificateholder which is identified as the beneficial owner of more than 5% of the Certificates in Item 12, above, other than the following: Bankers Trust Company acts as the Indenture Trustee for the Trust pursuant to an Indenture dated as of March 1, 1997 pursuant to which the Notes were issued. The fees paid to the Indenture Trustee are consistent with those paid to unrelated parties acting as indenture trustee in similar transactions. The amount of the fees are not material to the operations or financial condition of the Trust.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        Exhibit Number       Description
        --------------       -----------
            20.1             Current Report on Form 8-K for the for the June 20,
                             1997 Distribution Date (incorporated herein by
                             reference to the WFS Financial 1997-A Owner Trust
                             Form 8-K filed on July 2, 1997, file number
                             33-99420)*

            20.2 Current Report on Form 8-K for the for the September 20, 1997 Distribution Date (incorporated herein by reference to the WFS Financial 1997-A
                             Owner Trust Form 8-K filed on September 25, 1997, file number 33-99420)*

            20.3             Current Report on Form 8-K for the for the December 20, 1997
                             Distribution Date (incorporated herein by reference to the WFS
                             Financial 1997-A Owner Trust Form 8-K filed on January 5, 1998, file number 33-99420)*

            20.4             Current Report on Form 8-K for the for the March
                             20, 1998 Distribution Date (incorporated herein by reference to the WFS Financial 1997-A Owner Trust
                             Form 8-K filed on March 25, 1998, file number
                             33-99420)*

            20.5             Accountants' Report dated February 9, 1998*

            20.6             Annual Statement of Compliance by Master Servicer dated January 26,
                             1998*

            20.7             Annual Statement to Securityholders for the Service Period 1997*

            20.8             consolidated financial statements of Financial
                             Security Assurance Inc. and Subsidiaries as of
                             December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997
                             (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings
                             Ltd. for the year ended December 31, 1997 (file #
                             1-12644) as filed on or about March 24, 1998)*

            23               Written Consent of Coopers & Lybrand, L.L.P.*

----------------

* Previously filed.




(b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 14(a).

(c)     Omitted.
(d)     Omitted.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WFS FINANCIAL 1997-A OWNER TRUST

                                   BY: WFS FINANCIAL INC, as Master Servicer


Date:  April 14, 1998              By: /S/ LEE A. WHATCOTT
                                       ----------------------------------------
                                       Lee A. Whatcott, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                 Description                                                 Page
-----------                                 -----------                                                 ----
    20.1              Current Report on Form 8-K for the for the June 20, 1997
                      Distribution Date (incorporated herein by reference to the WFS
                      Financial 1997-A Owner Trust Form 8-K filed on July 2, 1997, file number 33-99420)*

    20.2              Current Report on Form 8-K for the for the September 20, 1997
                      Distribution Date (incorporated herein by reference to the WFS
                      Financial 1997-A Owner Trust Form 8-K filed on September 25,
                      1997, file number 33-99420)*

    20.3              Current Report on Form 8-K for the for the December 20, 1997
                      Distribution Date (incorporated herein by reference to the WFS
                      Financial 1997-A Owner Trust Form 8-K filed on January 5,
                      1998, file number 33-99420)*

    20.4              Current Report on Form 8-K for the for the March 20, 1998
                      Distribution Date (incorporated herein by reference to the WFS
                      Financial 1997-A Owner Trust Form 8-K filed on March 25,
                      1998, file number 33-99420)*

    20.5              Accountants' Report dated February 9, 1998*

    20.6              Annual Statement of Compliance by Master Servicer dated
                      January 26, 1998*

    20.7              Annual Statement to Securityholders for the Service Period 1997*

    20.8              consolidated financial statements of Financial Security Assurance
                      Inc. and Subsidiaries as of December 31, 1997 and 1996, and
                      for each of the three years in the period ended December 31,
                      1997 (Incorporate by reference from the Annual Report on Form
                      10-K of Financial Security Assurance Holdings Ltd. for the year ended December 31, 1997 (file # 1-12644) as filed on or about
                      March 24, 1998)*

    23                Written Consent of Coopers & Lybrand, LLP*

---------------

* Previously filed.